Form 10-Q
period 2026-03-31
X-Energy, Inc.
filed 2026-06-04
CIK 2088896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-43246

X-Energy, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	41-3934505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
530 Gaither Road, Suite 700 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 358-5600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.0001 per share	XE	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 2, 2026, the registrant had 287,458,734 shares of Class A common stock, $0.0001 par value per share, and 118,907,374 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and negatives of those words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All statements contained in this Report other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our future financial performance; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; the anticipated timeline for the completion of the Xe-100 design; expected timelines for the commercial delivery of our reactors for each of our customers; our expectations with respect to the construction of our fuel fabrication facilities; future funding and expectations with respect to the Advanced Reactor Demonstration Program (“ARDP”); and our ability to capitalize on our expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Report and our management teams’ current expectations, forecasts and assumptions. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any future results, performance or achievements expressed or implied by the forward-looking statements, including without limitation:

•
changes to the appropriations or funding available under the ARDP, including any failure by the U.S. government to appropriate additional funding to the ARDP, either to complete the existing award or in light of increased project costs and inflationary pressures;
•
our business with various governmental entities being subject to the policies, priorities, regulations, mandates and funding levels of such governmental entities and being negatively or positively impacted by any change to such policies, priorities, regulations, mandates and funding levels;
•
our reliance on key partners and customers, which exposes us to counterparty and execution risk, and customer contractual terms that may constrain capacity allocation, compress margins or limit strategic flexibility;
•
the impact and potential extended duration of the current supply/demand imbalance in the market for high-assay low-enriched uranium;
•
construction or engineering design delays affecting the initial deployment of the Xe-100 under the ARDP and other customer schedules;
•
the ability to raise sufficient capital to fund our business plan;
•
our and our commercial partners’ ability to obtain regulatory approvals or laws or regulations necessary to deploy small modular reactors in the U.S. and abroad in a timely way, or at all;
•
our and our commercial partners’ ability to deliver cost-competitive electricity from our small modular reactors and to deliver cost-competitive fuel for such reactors;
•
the impact on us and our potential customers from changes in interest rates or inflation and rising costs, including commodity and labor costs;
•
changes in laws, regulations, export controls, sanctions or government policies that could increase costs, delay approvals, limit market access, restrict technology transfers or reduce the value of expected incentives;
•
public perception and political support for nuclear energy, which can shift due to adverse events, activism or changes in policy priorities, potentially slowing licensing and deployment and increasing costs;
•
the inclusion or exclusion of advanced nuclear technologies in regulatory schemes related to climate change and/or reductions in carbon emissions;
•
the ability to accurately assess costs associated with developing the Xe-100 and fuel fabrication facilities;
•
our dependence on key personnel and our ability to hire and retain highly specialized talent, including potential shortages, immigration constraints or turnover that could delay programs and increase costs;

•
the potential for volatility in the market price of our Class A common stock, the risk of securities litigation, and the possibility that sales of substantial amounts of our stock could cause the price to decline; and
•
other risks and uncertainties indicated in this report, including those set forth under the section of this report entitled “Risk Factors” in Part II, Item 1A of this Report.

Any forward-looking statements made herein speak only as of the date of this Report, and you should not rely on forward-looking statements as predictions of future events. They involve a number of judgments, known and unknown risks and uncertainties and other factors, many of which are outside of our control and the control of our directors, officers and affiliates. Accordingly, forward-looking statements should not be relied upon as representing our management teams’ views as of any subsequent date. We do not undertake any obligation to update, add or to otherwise correct any forward-looking statements contained in this Report to reflect events or circumstances after the date they were made, whether as a result of new information, future events, inaccuracies that become apparent after the date of this Report or otherwise, except as may be required under applicable securities laws. Additionally, certain information we may disclose (either herein or elsewhere) is informed by the expectations of various stakeholders or third-party frameworks and, as such, may not necessarily be material for purposes of our filings under U.S. federal securities laws, even if we use “material” or similar language in discussing such matters.

GENERAL

We may announce material business and financial information to our investors using our investor relations website at investors.x-energy.com. We therefore encourage investors and others interested in X-energy to review the information that we make available on our website, in addition to following our filings with the SEC, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

X-ENERGY REACTOR COMPANY, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except units)

(unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$224,076	$458,932
Short-term investments	449,509	304,908
Accounts receivable	21,962	32,940
Unbilled receivables and contract assets	51,159	41,529
Prepaid and other current assets	23,493	11,491
Due from related parties	4,182	4,580
Total current assets	774,381	854,380
Long-term investments	270,438	261,458
Restricted cash	4,210	3,698
Property and equipment, net	73,381	50,105
Operating lease right-of-use assets	23,468	22,696
Other long-term assets	50,134	18,934
Total assets	$1,196,012	$1,211,271
LIABILITIES, MEZZANINE EQUITY, AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$10,036	$3,363
Accrued liabilities	75,013	51,217
Due to related parties	4,299	4,225
Total current liabilities	89,348	58,805
Long-term deferred revenue	18,045	15,153
Long-term operating lease liabilities	24,789	20,887
Warrant liabilities	17,898	274,166
Total liabilities	150,080	369,011
Mezzanine equity
Class A Common Units: 367,055,779 Units authorized, 3,128,026 Units issued and outstanding as of March 31, 2026, and 367,055,779 Units authorized, 3,128,026 Units issued and outstanding as of December 31, 2025	1,800	1,800
Class B Common Units: 41,149,242 Units authorized, 18,820,205 Units issued and outstanding as of March 31, 2026, and 41,149,242 Units authorized, 16,838,205 Units issued and outstanding as of December 31, 2025	93,541	93,353
Series A redeemable convertible preferred Units: 90,625,588 Units authorized, issued and outstanding as of March 31, 2026, and 90,625,588 Units authorized, issued and outstanding as of December 31, 2025; liquidation preference of $52,146 as of March 31, 2026 and $52,146 as of December 31, 2025	218,408	218,408
Series A-1 redeemable convertible preferred Units: 8,808,351 Units authorized, issued and outstanding as of March 31, 2026, and 8,808,351 Units authorized, issued and outstanding as of December 31, 2025; liquidation preference of $67,250 as of March 31, 2026 and $67,250 as of December 31, 2025	21,477	21,477
Series B redeemable convertible preferred Units: 11,643,171 Units authorized, issued and outstanding as of March 31, 2026, and 11,643,171 Units authorized, issued and outstanding as of December 31, 2025; liquidation preference of $121,000 as of March 31, 2026 and $120,214 as of December 31, 2025	101,382	101,382
Series C redeemable convertible preferred Units: 41,418,916 Units authorized, 39,963,592 Units issued and outstanding as of March 31, 2026, and 41,418,916 Units authorized, 39,963,592 Units issued and outstanding as of December 31, 2025; liquidation preference of $305,114 as of March 31, 2026 and $305,114 as of December 31, 2025	265,797	265,797
Series C-1 redeemable convertible preferred Units: 162,246,180 Units authorized, 127,484,336 Units issued and outstanding as of March 31, 2026, and 162,246,180 Units authorized, 107,908,114 Units issued and outstanding as of December 31, 2025; liquidation preference of $1,033,739 as of March 31, 2026 and $874,999 as of December 31, 2025	1,051,881	686,715
Series D redeemable convertible preferred Units: 48,154,955 Units authorized, issued and outstanding as of March 31, 2026, and 48,154,955 Units authorized, issued and outstanding as of December 31, 2025; liquidation preference of $700,000 as of March 31, 2026 and $700,000 as of December 31, 2025	677,623	677,623
Total mezzanine equity	2,431,909	2,066,555
Accumulated deficit	(1,402,562)	(1,236,345)
Accumulated other comprehensive income (loss)	26	(117)
Additional paid-in capital	16,559	12,167
Total members’ deficit	(1,385,977)	(1,224,295)
Total liabilities, mezzanine equity, and members’ deficit	$1,196,012	$1,211,271

X-ENERGY REACTOR COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Services revenue(1)	$39,906	$17,091
Grant income	3,517	3,713
Total revenues and grant income	43,423	20,804
Operating expenses
Direct costs	65,359	28,724
Selling, general and administrative	44,117	17,980
Research and development	55	402
Total operating expenses	109,531	47,106
Operating loss	(66,108)	(26,302)
Other income (expense)
Interest expense	—	(124)
Interest income	8,929	5,477
Other income (expense), net	(109,038)	10,737
Total other income (expense), net	(100,109)	16,090
Net loss	$(166,217)	$(10,212)
Other comprehensive income (loss)
Foreign currency translation adjustment	143	(210)
Changes in fair value of liabilities under fair value option attributable to changes in instrument-specific credit risk	—	153
Other comprehensive income (loss)	143	(57)
Comprehensive loss	$(166,074)	$(10,269)

__________

(1)
Includes related party revenue of $1.9 million and $2.7 million for the three months ended March 31, 2026 and 2025, respectively.

X-ENERGY REACTOR COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN MEMBERS’ DEFICIT AND MEZZANINE EQUITY

(in thousands, except units)

(unaudited)

	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Total Members’ Deficit	Class A Common Units		Class B Common Units		Series A Preferred Units		Series A-1 Preferred Units		Series B Preferred Units		Series C Preferred Units		Series C-1 Preferred Units		Series D Preferred Units		Total Mezzanine Equity
					Units	Amount	Units	Amount	Units	Amount	Unit	Amount	Units	Amount	Unit	Amount	Unit	Amount	Units	Amount
Balance, January 1, 2025	$(846,567)	$6	$—	$(846,561)	3,128,026	$1,800	13,961,705	$90,859	90,625,588	$218,408	8,808,351	$21,477	11,643,171	$101,382	37,093,420	$230,987	99,672,593	$635,463	—	$—	$1,300,376
Unit-based compensation	(225)	—	—	(225)	—	—	—	290	—	—	—	—	—	—	—	—	—	—	—	—	290
Issuance of Series C-1 Preferred Units, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	8,235,521	51,252	—	—	51,252
Net Loss	(10,212)	—	—	(10,212)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	(210)	—	(210)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	153	—	153	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance, March 31, 2025	$(857,004)	$(51)	$—	$(857,055)	3,128,026	$1,800	13,961,705	$91,149	90,625,588	$218,408	8,808,351	$21,477	11,643,171	$101,382	37,093,420	$230,987	107,908,114	$686,715	—	$—	$1,351,918

Balance, January 1, 2026	$(1,236,345)	$(117)	$12,167	$(1,224,295)	3,128,026	$1,800	16,838,205	$93,353	90,625,588	$218,408	8,808,351	$21,477	11,643,171	$101,382	39,963,592	$265,797	107,908,114	$686,715	48,154,955	$677,623	$2,066,555
Unit-based compensation	—	—	4,392	4,392	—	—	1,982,000	188	—	—	—	—	—	—	—	—	—	—	—	—	188
Net Loss	(166,217)	—	—	(166,217)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Foreign Currency Translation Adjustment	—	143	—	143	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Conversion of 2024 Warrant into Series C-1 Preferred Units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	19,576,222	365,166	—	—	365,166
Balance, March 31, 2026	$(1,402,562)	$26	$16,559	$(1,385,977)	3,128,026	$1,800	18,820,205	$93,541	90,625,588	$218,408	8,808,351	$21,477	11,643,171	$101,382	39,963,592	$265,797	127,484,336	$1,051,881	48,154,955	$677,623	$2,431,909

X-ENERGY REACTOR COMPANY, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(166,217)	$(10,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	451	226
Unit-based compensation	4,265	65
Mark-to-market loss (gain) on warrant liabilities	108,899	(10,968)
Mark-to-market loss on C-2 Notes	—	387
Accretion and amortization on investments	(1,122)	—
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	5,293	(22,071)
Prepaid and other current assets	(7,118)	(1,622)
Due from related parties	399	8,213
Operating lease right-of use assets	2,694	291
Accounts payable and accrued liabilities	13,621	(6,053)
Long-term deferred revenue	2,892	—
Accrued interest receivable	(653)	—
Other long-term assets	(31,201)	—
Due to related parties	72	367
Operating lease liabilities	473	(483)
Net cash used in operating activities	$(67,252)	$(41,860)
Cash flows from investing activities:
Capital expenditures	(42,967)	(11,225)
Reimbursement of capital expenditures under government grant	28,766	9,514
Purchase of investments	(189,906)	—
Proceeds from maturities on investments	38,100	—
Net cash used in investing activities	$(166,007)	$(1,711)
Cash flows from financing activities:
Payments of mezzanine equity issuance costs	—	(2,525)
Payment of debt issuance costs	—	(16)
Payment of deferred transaction costs	(1,550)	—
Proceeds from issuance of Preferred Units	500	53,424
Net cash provided by (used in) financing activities	$(1,050)	$50,883
Net effect of exchange rate	(35)	30
Net increase (decrease) in cash, cash equivalents, and restricted cash	(234,344)	7,342
Cash, cash equivalents and restricted cash at beginning of period	462,630	514,600
Cash, cash equivalents, and restricted cash at end of period	$228,286	$521,942

X-ENERGY REACTOR COMPANY, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Company Overview

X-Energy Reactor Company, LLC (“X-energy” or the “Company”) is a Delaware limited liability company formed on December 14, 2018, and is the successor for financial reporting purposes of X-energy, LLC, a Maryland limited liability company founded in 2009. The Company is headquartered in Rockville, Maryland. The Company is a developer of advanced small modular nuclear reactors and fuel technology for clean energy generation. X-energy is the predecessor for financial reporting purposes of X-Energy, Inc., as further described below.

Initial Public Offering (“IPO”)

On April 27, 2026, subsequent to the period covered by these condensed consolidated financial statements, X-Energy, Inc., a Delaware corporation, successfully closed an IPO of its Class A common stock. In connection with the IPO and related Reorganization Transactions (as defined in Note 18 — Subsequent Events), X-Energy, Inc. became the parent holding company and sole managing member of the Company. Following the IPO and Reorganization Transactions, X-Energy, Inc. controls the business and affairs of the Company and consolidates the Company’s financial results. Refer to Note 18 — Subsequent Events for additional information regarding the IPO and Reorganization Transactions.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The condensed consolidated financial statements for X-Energy Reactor Company, LLC as of March 31, 2026 and December 31, 2025 and for the three months ended March 31, 2026 and 2025, include the accounts of the Company’s wholly owned and consolidated subsidiaries. The condensed consolidated financial statements are unaudited and have been prepared pursuant to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The interim results reported herein are not necessarily indicative of results for a full year. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Company’s prospectus dated April 23, 2026, filed with the SEC on April 27, 2026.

Certain Significant Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and short and long-term investments. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company generally does not require collateral to support the obligations of the counterparties and cash levels held at banks may be in excess of federally insured limits. The Company limits its exposure to credit loss by maintaining its cash and cash equivalents and investments at highly rated financial institutions and investing in U.S. Government securities and high credit quality issuers. Further, the Company’s revenue and credit relationships are primarily concentrated within the United States Government which represents a concentration risk but a low credit risk.

For the three months ended March 31, 2026, two customers, the U.S. Government and the DOW Chemical Company (“Dow”) accounted for 92% and 4%, respectively, of the Company’s total revenue and grant income. For the three months ended March 31, 2025, the United States Government and Dow accounted for 82% and 10%, respectively, of the Company’s total revenue and grant income. Refer to Note 3 — Revenue Recognition for further disaggregation of revenue and grant income by customer for the three months ended March 31, 2026 and 2025.

The Company’s receivable balances related to services revenue and government grants with the United States Department of Energy (“DOE”) and United States Department of War are as follows (in thousands):

	March 31, 2026	December 31, 2025
Accounts Receivable
DOE	$20,010	$23,628
Unbilled Receivables and Contract Assets
DOE	$51,129	$39,644
Department of War	1,442	1,091

Refer to Note 14 — Related Party Transactions for further information on receivable balances with Dow.

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist primarily of cash deposits, cash held in financial institutions and short-term investments purchased with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments. The Company maintains its cash in bank deposit accounts with high credit quality financial institutions which, at times, may exceed the federally insured limit. The Company does not believe it is exposed to any significant credit risk regarding these deposits.

Restricted cash consists of refundable security deposits held under certain of the Company’s lease agreements.

The components of cash, cash equivalents, and restricted cash are as follows (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$224,076	$458,932
Restricted cash	4,210	3,698
Cash, cash equivalents, and restricted cash as presented in the Statement of Cash Flows	$228,286	$462,630

Prepaid Costs and Other Current and Long-Term Assets

Included in Prepaid costs and other current assets and Other long-term assets are amounts primarily related to deposits for long-lead materials, prepaid costs, and deferred transaction costs.

Deposits for Long-Lead Materials

The Company makes deposits to vendors for long-lead materials. The Company had $53.4 million and $17.0 million as of March 31, 2026 and December 31, 2025, respectively, in deposits related to long-lead materials, of which $47.6 million is included in Other long-term assets and $5.8 million is included in Prepaid and other current assets as of March 31, 2026 on the condensed consolidated balance sheets. As of December 31, 2025, the entirety of the balance is included in Other long-term assets.

Prepaid Costs

Prepaid costs, primarily consisting of prepaid service fees, software, and other general prepayments, amounted to $9.1 million and $7.5 million as of March 31, 2026 and December 31, 2025, respectively.

Transaction Costs

The Company records transaction costs incurred in conjunction with the issuance of preferred units as a reduction of Mezzanine equity on the condensed consolidated balance sheets. For the three months ended March 31, 2025, the Company incurred $2.5 million in issuance costs associated with the issuance of the Series C-1 Preferred Units.

The Company capitalizes qualified legal, accounting, and other direct and incremental costs related to the public offering transaction. These costs were $8.5 million and $3.9 million as of March 31, 2026 and December 31, 2025, respectively, and are included in Prepaid and other current assets on the condensed consolidated balance sheets.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Foreign currency transaction gain (loss)	$(119)	$161
Mark-to-market loss on C-2 Notes(1)	—	(387)
Mark-to-market gain (loss) on warrant liabilities(2)	(108,899)	10,968
Other expense	(20)	(5)
Total other income (expense), net	$(109,038)	$10,737

__________

(1)
Refer to Note 7 — Debt
(2)
Refer to Note 13 — Fair Value Measurements

Other Comprehensive Income (Loss)

Other comprehensive income (loss) refers to revenues, expenses, gains, and losses that under U.S. GAAP are included in comprehensive income but excluded from net income. The components of the Company’s other comprehensive income (loss) consist of foreign currency translation adjustments and the change in fair value of financial liabilities accounted for pursuant to the fair value option attributable to changes in instrument-specific credit risk.

The components of accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025 are as follows (in thousands):

	Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	Foreign currency translation adjustment	Total
Accumulated other comprehensive income (loss), balance at January 1, 2025	$(765)	$771	$6
Other comprehensive income (loss)	153	(210)	(57)
Accumulated other comprehensive income (loss), balance at March 31, 2025	$(612)	$561	$(51)

Accumulated other comprehensive income (loss), balance at January 1, 2026	$—	$(117)	$(117)
Other comprehensive income (loss)	—	143	143
Accumulated other comprehensive income (loss), balance at March 31, 2026	$—	$26	$26

Accounting Standards Recently Adopted

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation: Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies the scope application for profits interest awards and similar awards and provides illustrative examples intended to reduce diversity in practice in determining whether such awards should be accounted for under Topic 718. For public business entities, ASU 2024-01 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2024; for all other entities, the ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2025; early adoption is permitted for all entities. The company adopted ASU 2024-01 on January 1, 2026, and it did not have an impact on the condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU No. 2025-05, CECL Practical Expedient for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides an optional practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets arising from revenue transactions accounted for under Topic 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. The

Company adopted ASU 2025-05 on January 1, 2026 and elected the practical expedient. The adoption did not have an impact on the condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities on a prospective basis and early adoption is permitted. For entities other than public business entities, the standard is effective for annual periods beginning after December 15, 2025. The Company will adopt for the annual period beginning January 1, 2026 as an emerging growth company and is currently evaluating the impact of this standard on its disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires public business entities to provide enhanced disclosures about certain categories of expenses in the notes to the financial statements. The guidance is intended to improve the transparency and decision usefulness of expense information provided to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation – Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 refines key aspects of the guidance, including the definition of performance condition as well as the measurement requirements and the treatment of forfeitures. ASU 2025-04 is effective for annual periods beginning after December 15, 2026 on either a modified retrospective or a retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs to better align the recognition guidance with current software development practices, including iterative and agile methodologies. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, including interim reporting periods within those annual reporting periods, on either a prospective, modified, or retrospective transition approach, and early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities (“ASU 2025-10”), which establishes comprehensive guidance for the recognition, measurement, and disclosure of government grants received by business entities. The ASU addresses both monetary and certain nonmonetary government grants and introduces new annual disclosure requirements regarding the nature, terms, and accounting policies related to such grants. For public business entities, ASU 2025-10 is effective for annual periods beginning after December 15, 2028 on either a modified prospective approach, modified retrospective approach, or retrospective approach and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

NOTE 3 — REVENUE AND GRANT INCOME RECOGNITION

The Company recognizes revenue under contracts with customers to provide nuclear reactor and fuel design engineering services in the areas of research and development, systems engineering, and technology development. The Company’s revenues are generally derived from contract services predominantly performed for the U.S. Government and commercial entities. All revenues for the three months ended March 31, 2026 and 2025 were recognized over time.

There are three main types of contracts: cost-based contracts, cost-plus fixed fee contracts, and time and materials. Under cost-based and cost-plus fixed fee contracts, the total consideration in the Company’s contracts is paid in the form of incremental incurred cost reimbursements over time upon submission of invoices. Under time-and-materials contracts, the total consideration is based on contractually agreed upon labor rates for hours worked, plus reimbursement of materials and other costs incurred.

The allowability of certain costs under government contracts is subject to audit by the government. Certain indirect costs are charged to contracts using provisional or estimated indirect rates, which are subject to later revision based on actual costs incurred and subject to government audits of those costs. Refer to Note 15 — Commitments and Contingencies for further discussion of these cost audits.

Advanced Reactor Demonstration Program (“ARDP”)

During the year ended December 31, 2021, the Company was named an awardee under the Department of Energy’s ARDP. The objective of the ARDP is to accelerate the development and demonstration of advanced nuclear reactor technologies, pursuant to which the DOE will fund a portion of the direct and indirect costs incurred for the research and development costs to develop the intellectual property (“IP”) and the costs of developing and constructing both the TRISO-X fuel facility (“TX-1”) and Xe-100 commercial demonstration plant in Seadrift, Texas. Dow has been named a subawardee under the ARDP in connection with their involvement with the development and construction of the demonstrator reactor. The Company is constructing and will own TX-1.

Under the Company’s separate agreement with Dow, certain costs incurred by Dow related to the demonstrator reactor are funded by the Company using funds obtained through the ARDP. The Company has recognized the funds received from the DOE and the costs incurred by Dow on a gross basis as grant income and direct costs, respectively. The Company has recognized $3.2 million and $1.3 million as grant income and $2.7 million and $1.1 million as direct costs during the three months ended March 31, 2026 and 2025, respectively, related to costs incurred by Dow for the demonstration plant. The Company also earns revenue from Dow as a customer for certain site specific engineering, permitting, and other services related to the development of the Xe-100 plant. Refer to Note 14 — Related Party Transactions for additional information on transactions with Dow and other related parties.

Disaggregated Revenues and Grant Income

A summary of revenues and grant income by customer type is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Customer type:
DOE	$39,008	$15,201
Services revenue	35,491	11,488
Grant income	3,517	3,713
Department of War	779	1,950
Commercial	3,636	3,653
Total revenues and grant income	$43,423	$20,804

A summary of revenues and grant income by contract type is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Contract type:
Cost-based	$40,930	$17,365
Services revenue	37,413	13,652
Grant income	3,517	3,713
Fixed fee	335	940
Cost plus fixed fee	443	2,108
Time & materials	1,715	391
Total revenues and grant income	$43,423	$20,804

Revenues and Grant Income by Geographic Location

The Company has revenues and grant income in the following geographic locations (in thousands):

	Three Months Ended March 31,
	2026	2025
Customer Location:
United States	$43,423	$20,440
International	-	364
Total revenues and grant income	$43,423	$20,804

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (amounts billable where the right to consideration is unconditional), contract assets (for which certain conditions must be satisfied before the right to bill is obtained), and contract liabilities (customer advances and deposits) on the condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. However, the Company sometimes receives advances or deposits from its customers, or bills customers where it has an unconditional right to consideration before revenue is recognized, resulting in contract liabilities. These liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Contract liabilities as of March 31, 2026, and December 31, 2025 include deferred revenue. As of March 31, 2026, the Company has deferred revenue of $21.9 million, of which $18.0 million is recorded in Long-term deferred revenue and $3.9 million is recorded within Accrued liabilities. $2.3 million of the Long-term deferred revenue is attributable to related parties. During the three months ended March 31, 2026, no revenue was recognized that had previously been deferred. As of December 31, 2025, the Company has deferred revenue of $15.3 million, of which $15.2 million is recorded within Long-term deferred revenue and $0.1 million is recorded in Accrued liabilities. $2.4 million of the Long-term deferred revenue is attributable to related parties. During the three months ended March 31, 2025, $1.1 million of revenue was recognized that had previously been deferred.

Contract assets represent revenue recognized that exceeds the amount billed to the customer and excludes amounts billable where the right to consideration is solely subject to the passage of time. As of March 31, 2026, the Company has contract assets of $1.0 million, all of which is recorded within Unbilled receivables and contract assets and is not associated with related parties. As of December 31, 2025, the Company has contract assets of $7.5 million, all of which is recorded within Unbilled receivables and contract assets and is not associated with related parties.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment and materials	$2,335	$2,335
Computer equipment and software	4,809	3,760
Office furniture and fixtures	355	355
Leasehold improvements	1,879	2,708
Land	1,697	1,697
Construction-in-progress	66,345	42,839
Property and equipment at cost (1)	77,420	53,694
Accumulated depreciation	(4,039)	(3,589)
Property and equipment, net	$73,381	$50,105

__________

(1)
Net of reimbursement from the United States Government.

All of the Company’s property and equipment is located within the United States.

NOTE 5 — GOVERNMENT GRANTS FOR PROPERTY AND EQUIPMENT

During the three months ended March 31, 2026 and 2025, the Company received reimbursements from the DOE under the ARDP related to construction of its nuclear fuel fabrication and reactor testing facilities. The Company recognizes the grant from the DOE at the time in which the costs are incurred in compliance with the conditions of the grant, which were $33.1 million and $9.4 million for the three months ended March 31, 2026 and 2025, respectively.

NOTE 6 — ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities (in thousands):

	March 31, 2026	December 31, 2025
Accrued subcontractor costs	$37,282	$18,160
Accrued payroll and related expenses	17,876	21,735
Accrued deferred transaction costs	5,985	2,926
Deferred revenue	3,835	132
Accrued professional fees	3,129	3,423
Operating lease liabilities	2,571	2,344
Incurred cost audits reserve (Note 15)	1,068	1,068
Accrued liabilities – other	3,267	1,429
Total accrued liabilities	$75,013	$51,217

NOTE 7 — DEBT

The Company has no debt outstanding as of March 31, 2026 and December 31, 2025.

Live Oak Credit Facility

On June 14, 2021, the Company and one of its subsidiaries entered into a revolving credit facility with Live Oak Bank (the “Live Oak Credit Facility”) with maximum borrowings of up to $15.0 million, subject to an asset-based borrowing base based on eligible accounts receivable, net of lender reserves. The Company did not have any borrowings, payments, or interest payments on the Live Oak Credit Facility during the three months ended March 31, 2025. The facility matured on December 1, 2025 with no outstanding borrowings.

C-2 Convertible Notes

In 2022 and 2023, the Company issued convertible notes payable in an aggregate principal amount of $113.0 million (“C-2 Notes”), of which $70.0 million was issued to related parties. The C-2 Notes were due on September 30, 2025 and accrued 10.0% of payable-in-kind interest annually. The C-2 Notes provided holders with conversion rights into equity securities under certain conditions, including upon an IPO or at the holder’s election after August 4, 2023.

The Series C-2 Convertible Notes contained embedded derivatives which, absent the election of the fair value option, would have been bifurcated and accounted for at fair value. Accordingly, the fair value option was elected. The Company classified the C-2 Notes as a liability at fair value and remeasured the C-2 Notes to their fair value at each reporting period, with the portion of the change in fair value attributable to instrument-specific credit risk recorded within other comprehensive income (loss), and the remaining change in fair value recorded within Other income (expense), net. As the fair value option was elected, issuance costs associated with the C-2 Notes were expensed in the period incurred. Refer to Note 13 — Fair Value Measurements for further information on the remeasurement of the C-2 Notes.

On October 11, 2024, certain of the C-2 Notes with an aggregate principal balance of $98.0 million converted into approximately 17.0 million Series C Preferred Units, which was accounted for as a debt extinguishment.

On September 30, 2025, the remaining outstanding principal and unpaid accrued interest on the C-2 Notes were converted into approximately 2.9 million Series C Preferred Units, which was accounted for as a debt extinguishment.

NOTE 8 — LEASES

The Company leases office spaces, which have initial operating lease terms of three to twelve years. Some leases have options to extend the lease term, ranging from six months to five years. Certain leases have early termination options, which the Company is not reasonably certain to exercise.

During the three months ended March 31, 2026, the Company entered into a new lease with a 27‑month term and modified certain existing leases, including changes that extended lease terms by approximately two to three months and expanded the leased premises. The Company also early terminated one lease during the three months ended March 31, 2026.

Lease balances are as follows (in thousands):

	March 31, 2026	December 31, 2025
Operating lease right-of-use assets (“ROU”)	$23,468	$22,696

Current portion of operating lease liabilities (1)	2,571	2,344
Long-term portion of operating lease liabilities	24,789	20,887
Total operating lease liabilities	$27,360	$23,231

__________

(1)
The current portion of operating lease liabilities is reflected within Accrued liabilities on the condensed consolidated balance sheets.

Operating lease costs totaled $2.5 million and $0.9 million for the three months ended March 31, 2026 and 2025, respectively, and were recognized on a straight-line basis over the lease term. Variable lease expenses and short-term lease expenses were immaterial for the three months ended March 31, 2026 and 2025.

Future minimum lease payments under operating leases as of March 31, 2026 are as follows (in thousands):

Operating Leases
2026	$4,989
2027	4,919
2028	5,391
2029	6,595
2030	6,701
Thereafter	39,664
Total minimum lease payments	68,259
Less: lease incentives	(14,689)
Less: amounts representing interest or imputed interest	(26,210)
Present value of lease obligations	$27,360

Supplemental cash flow information relating to the Company’s leases is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating cash flows provided by (used in) operating leases	$814	$(1,095)
Non-cash items:
Change to ROU asset and lease liability due to lease modifications and reassessments	2,740	—
ROU assets recorded under new operating leases	726	—

The weighted average remaining lease term and discount rates for operating leases are as follows:

	Three Months Ended March 31,
	2026	2025
Weighted average remaining lease term	9.1 years	4.8 years
Weighted average discount rate	10.0%	10.0%

NOTE 9 — PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan (the “Plan”), which includes a salary deferral arrangement, under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the Plan on the date of employment. Company matches 100% of employees’ contributions up to 5% of annual compensation. The Company contributed $1.4 million and $0.7 million to the Plan during the three months ended March 31, 2026 and 2025, respectively.

NOTE 10 — INCOME TAX

The Company is a limited liability company which is classified as a partnership for U.S. federal and state income tax purposes. Accordingly, the Company’s U.S. operations are not subject to income taxes in the U.S. The Company’s owners separately account for their pro rata share of the Company’s income, deductions, losses, and credits annually. The Company’s foreign operations are subject to income taxes in the foreign jurisdictions in which they operate. Income tax expense and benefit were immaterial for the three months ended March 31, 2026 and 2025.

NOTE 11 — MEMBER UNITS AND PREFERRED UNITS

The units described below reflect the Company’s capital structure prior to the IPO and Reorganization Transactions completed in April 2026. In connection with the IPO and Reorganization Transactions completed in April 2026, all outstanding Preferred Units and certain Common Units were recapitalized into a single class of Common Units of X-Energy Reactor Company, LLC. Refer to Note 18 — Subsequent Events for additional information regarding the IPO and related changes to the Company’s capital structure and Unit holder rights.

Common Units

The holders of Class A Common Units are entitled to one vote for each unit of Class A Common Units held at all meetings of stockholders. The voting, dividend, and liquidation rights of the holders of Class A Common Units are subject to and qualified by the rights, powers, and privileges of the holders of Preferred Units set forth in the original or amended Certificate of Incorporation. The Class A Common Units have been classified as mezzanine equity as they are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control.

The Class B Common Units have the same rights and preferences as the Class A Common Units; provided, however, that the Class B Common Units shall not have voting rights and are subject to a profits interest threshold as may be set forth in grant agreements under the Company’s unit-based compensation plan discussed in Note 12 — Unit-Based Compensation Expense.

The Class B Common Units are classified as Mezzanine equity as they are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control.

Series A Preferred Units

The Series A Preferred Units were issued to a related party in 2023 in conjunction with the Series A Preferred financing. The units were recognized at fair market value on the issuance date.

Series A-1 Preferred Units

The Series A-1 Preferred Units were issued in 2023 together with the Series C Preferred Units and certain Series B Common Units in exchange for a cash investment of $50.0 million. The Series A-1 Preferred Units were initially recognized at their relative fair market value.

Series B Preferred Units

The Series B Preferred Units were issued prior to 2023. The Series B Preferred Units were initially recognized at fair market value.

Series C Preferred Units

During 2023, the Company issued 16.3 million Series C Preferred Units through a financing transaction, a related-party investment (resulting in a loss on issuance), and the conversion of C-1 outstanding notes.

During 2024, 20.8 million Series C Preferred Units were issued in connection with the conversion of the C-1 notes, the C-2 Note Conversion, and the exercise of the October 2022 warrants. The Series C Preferred Units issued as a result of these transactions were recognized at fair market value.

On September 30, 2025, the Company’s C-2 Note was converted into 2.9 million Series C Preferred Units. The Series C Preferred Units issued as a result of this transaction were recognized at fair market value.

Series C-1 Preferred Units

During 2024, the Company completed a financing round of Series C-1 Preferred Units which resulted in the receipt of gross cash proceeds of approximately $626.5 million from various investors. As a result of this financing round, the Company issued 99.7 million Series C-1 Preferred Units. The Series C-1 Preferred Units issued through these transactions were recorded at fair value.

In connection with the issuance of the Series C-1 Preferred Units, one investor and potential future customer was issued a warrant on Series C-1 Preferred Units (the “2024 Warrant”) for no additional consideration. The 2024 Warrant was required to be classified as a liability and measured at fair value on an ongoing basis pursuant to ASC 480 since the underlying Series C-1 Preferred Units are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control. The 2024 Warrant could be exercised by the holder at any time from the issuance date until the 18-month anniversary of the issuance date and entitled the holder to purchase up to 40.2 million Series C-1 Preferred Units at an exercise price of approximately $7.46 per unit. As the 2024 Warrant was issued for no additional consideration and did not meet the criteria for capitalization of a contract asset, the issuance date fair value of the 2024 Warrant of $55.3 million was expensed upon its issuance. Additionally, in March 2026, the Company amended the 2024 Warrant to permit the holder to elect a cashless exercise of the 2024 Warrant at an earlier date than provided by the 2024 Warrant’s original terms. The warrant holder exercised the warrant on March 18, 2026 and received 19.6 million Series C-1 Preferred Units, which were recorded at fair value. The Company recognized a mark-to-market loss of $101.8 million in Other income (expense), net during the three months ended March 31, 2026, as a result of remeasuring the warrant liability to fair value prior to exercise.

On January 24, 2025, the Company completed additional financing rounds of Series C-1 Preferred Units, issuing 8.2 million Series C-1 Preferred Units and receiving gross cash proceeds of approximately $53.4 million from various investors. On October 3, 2025, the Company issued a warrant to a related party customer to purchase up to 14.1 million Series C-1 Preferred Units at an exercise price of $6.4870 per unit (the “2025 Warrant”). See Note 14 — Related Party Transactions for details of the 2025 Warrant.

The Series C-1 Preferred Units issued through these transactions were recorded at fair value.

Series D Preferred Units

On November 21, 2025, the Company completed a financing round of Series D Preferred Units, issuing 48.2 million Series D Preferred Units and receiving gross cash proceeds of approximately $700.0 million. The Series D Preferred Units issued through these transactions were recorded at fair market value.

Preferred Units

Together, the Series A Preferred Units, the Series A-1 Preferred Units, the Series B Preferred Units, the Series C Preferred Units, the Series C-1 Preferred Units, and the Series D Preferred Units shall be referred to as the “Preferred Units” for the purpose of this Note. Preferred Units have been issued in one or more series, each of such series consisting of such number of units and to have such terms, rights, powers and preferences, and the qualifications and limitation with respect thereto, as stated or expressed in the original or amended Certificate of Incorporation. Specifics regarding the conversion features and voting rights associated with, and the balance sheet classification of, the Preferred Units outstanding are as follows:

Optional Conversion Feature

Each Preferred Unit is convertible, at the option of the holder thereof, at any time, and without the payment of additional consideration by the holder thereof, into an equal number of Class A Common Units as is determined by dividing the Original Issue Price, for the series of preferred units by the conversion price, initially equal to the applicable original issue price per unit, of such series of Preferred Units in effect at the time of conversion. Conversion may be effected at any time at the sole discretion of the holder. As of March 31, 2026 and December 31, 2025, the outstanding Preferred Units are therefore convertible into the following quantities of Class A Common Units (in thousands, except prices):

	Original Issue Price	March 31, 2026	December 31, 2025
Series A Preferred Units	$0.5754	90,626	90,626
Series A-1 Preferred Units	7.6348	8,808	8,808
Series B Preferred Units	9.1162	11,643	11,643
Series C Preferred Units	7.6348	39,964	39,964
Series C-1 Preferred Units	6.4870	127,484	107,908
Series D Preferred Units	14.5364	48,155	48,155

Automatic Conversion Feature

In the event of (i) a Qualified IPO, with the exception of the Series D Preferred Units as discussed below, or (ii) the approval of the requisite holders, the Preferred Units will automatically be converted into an equal number of Class A Common Units at the applicable conversion ratio.

For Series D Preferred Units specifically, if the Company undertakes a Qualified IPO, the conversion price of the Series D Preferred Units will be adjusted, if necessary, to be equal to the lesser of: (a) seventy-five percent (75%) of the price per Class A Common Unit, or the price per the equivalent common share of (i) the Company’s corporate successor following a conversion of the Company to a C corporation or (ii) the Company’s newly formed corporation member, in either scenario offered to the public in such Qualified IPO; or (b) the then-current conversion price of the Series D Preferred Units prior to such adjustment.

Voting Rights

Each of the holders of Class A Common Units, Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series C-1 Preferred Units, and Series D Preferred Units are entitled to vote for members of the Board of Directors in whatever manner necessary to ensure that the size of the Board of Directors of the Company is set and remains at nine directors who serve as the managers of the Company. The Series A-1 Preferred Units and Class B Common Units do not vote on the Board of Directors.

Cumulative Preferred Return

The Preferred Units have an annual 3% cumulative preferred return on the original issuance price, beginning on the date such Preferred Units were issued. As of March 31, 2026, the accumulated preferred return not reflected in the condensed consolidated balance sheet for Series A, A-1, B, C, C-1, and D Preferred Units was $7.3 million, $4.7 million, $14.9 million, $16.4 million, $29.7 million, and $7.5 million, respectively. As of December 31, 2025, the accumulated preferred return not reflected in the condensed consolidated balance sheet for Series A, A-1, B, C, C-1, and D Preferred Units was $7.0 million, $4.2 million, $14.1 million, $14.2 million, $24.4 million, and $2.3 million, respectively. In the event of a deemed liquidation, the cumulative preferred return is payable solely for the Series B Preferred Units and therefore has been incorporated into the Series B Preferred Units liquidation preference amount presented on the balance sheet. The cumulative preferred return on the remaining units is subject to the discretion of the Board of Directors.

Liquidation Preference

In the event of any liquidation, dissolution, or winding up of the Company, or a deemed liquidation event, including a merger or consolidation, or a sale or other disposition of all or substantially all of the Company’s assets, the holders shall receive distributions in an amount up to their liquidation preference. See the condensed consolidated balance sheet for the liquidation preference amounts. The preference of distributions is first to both Series D Preferred Unit and Series C-1 Preferred Unit holders pari passu, second to Series C Preferred Unit holders, third to Series B Preferred Units holders, fourth to Series A and Series A-1 Preferred Units holders, and fifth to Class B-1 Profits Interest Units, until members have received cumulative distributions equal to approximately $9.5 million. After the payment of the full liquidation preference of the redeemable convertible preferred stock and profits interests, the Company’s remaining assets legally available for distribution, if any, would be distributed ratably to the holders of Class A and Class B Common Units.

Classification

A redeemable equity security is to be classified as temporary or mezzanine equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer.

The Preferred Units and Common Units are redeemable for cash upon the occurrence of a deemed liquidation event. As of March 31, 2026 and December 31, 2025, a deemed liquidation event is not considered probable, and the occurrence of such an event is considered to be outside of the Company’s control. Accordingly, the Preferred Units and Common Units are considered conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer and, therefore, the Company has classified the Preferred Units and Common Units as mezzanine equity in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025. The mezzanine equity amount related to Common Units issued as unit-based compensation is the grant date redemption value, or the modification date redemption value, as applicable. The difference between the grant date fair value and the redemption value for vested awards is presented in permanent equity. As of March 31, 2026 and December 31, 2025, $75.1 million and $74.9 million, respectively, has been presented within mezzanine equity, and the excess of grant date redemption value over grant date fair value for vested awards has been recorded within Additional paid in capital and Accumulated deficit for those periods, respectively.

NOTE 12 — UNIT-BASED COMPENSATION EXPENSE

For the three months ended March 31, 2026, unit-based compensation expense related to Class B-1 and Class B-2 Profits Interest Units (“PIUs”) of $2.8 million was classified as Selling, general, and administrative expense, $1.4 million was classified as Direct costs, and $0.3 million was capitalized into Property and equipment as part of the Company’s construction projects. The total fair value of units that vested during the three months ended March 31, 2026 was $4.5 million. As of March 31, 2026, the Company had $27.8 million of unrecognized unit-based compensation that is expected to be recognized over a weighted average period of 2.1 years. For the three months ended March 31, 2025, unit-based compensation expense and the total fair value of PIUs that vested were both immaterial. See Note 18 — Subsequent Events for information regarding equity awards granted in connection with the IPO in April 2026.

NOTE 13 — FAIR VALUE MEASUREMENTS

The liabilities recorded at fair value and measured on a recurring basis are all Level 3 measurements as of March 31, 2026 and December 31, 2025.

Rollforward of Level 3 Measurements

A roll forward of the Level 3 measurements is as follows (in thousands):

	June 2022 Warrants	2024 Warrants
Beginning balance as of January 1, 2026	$10,776	$263,390
Exercises/Settlements	—	(365,166)
Change in fair value recognized in Other income (expense), net	7,123	101,776
Ending balance as of March 31, 2026	$17,899	$—

	June 2022 Warrants	December 2022 Warrants	C-2 Notes	2024 Warrants
Beginning balance as of January 1, 2025	$3,636	$1,394	$18,537	$45,604
Change in fair value recognized in Other income (expense), net	(543)	(62)	387	(10,363)
Change in fair value attributable to instrument-specific credit risk recognized in Other comprehensive income(1)	—	—	(153)	—
Ending balance as of March 31, 2025	$3,093	$1,332	$18,771	$35,241

__________

(1)
As the fair value option was elected for the C-2 Notes, the change in fair value attributable to instrument-specific credit risk associated with each instrument is recorded within Other comprehensive income (loss), and the remaining change in fair value is recorded within Other income (expense), net on the condensed consolidated statements of operations and comprehensive loss. The change in instrument specific credit risk is estimated based on the option adjusted spread of comparable companies and the option adjusted spread of the U.S. high yield index for companies with similar credit ratings.

Valuation Techniques and Significant Unobservable Inputs

A significant increase or decrease in any of the significant unobservable inputs used in the fair value measurement of the warrant liabilities or C-2 Notes could result in a significantly higher or lower fair value measurement. The quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of March 31, 2026 and 2025 are summarized below:

2024 Warrants

The fair value of the 2024 Warrants is based on an option pricing method of allocation. The 2024 Warrants were exercised on March 18, 2026. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the 2024 Warrants are as follows:

Significant Inputs	March 18, 2026	March 31, 2025
Expected term (years)	N/A	1.0
Equity volatility	90.0%	57.0%
Risk-free rate	3.7%	4.0%

June 2022 Warrants

In conjunction with a guarantee to the Bank of New York Credit Facility, the Company issued $10.0 million of warrants (the “June 2022 Warrants”) to Ghaffarian Enterprises, a related party, on June 30, 2022. The fair value of the June 2022 Warrants is based on an option pricing method of allocation. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the June 2022 Warrants are as follows:

Significant Inputs	March 31, 2026	March 31, 2025
Expected term (years)	1.9	2.9
Equity volatility	90.0%	57.0%
Risk-free rate	3.8%	3.8%

December 2022 Warrants

On December 5, 2022, the Company issued 444,444 warrants (the “December 2022 Warrants”) to purchase common units of the Company. The December 2022 Warrants had an exercise price of $0.01 per unit, were not exercisable until 36 months following the issuance of the C-2 Notes, subject to the achievement of certain business requirements, and were liability classified. As of December 31, 2025, the December 2022 Warrants expired as business requirements of the holder were not met.

The fair value was determined based on an option pricing method of allocation using the contractual strike price per the warrant agreement, and an estimate of the per unit value of the warrants. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the December 2022 Warrants were as follows:

Significant Inputs	March 31, 2025
Expected term (years)	2.9
Equity volatility	57.0%
Discount for lack of marketability	27.0%
Risk-free rate	3.8%

C-2 Notes

As of December 31, 2025, all C-2 Notes had converted into Series C Preferred Units. Refer to Note 7 — Debt for further information.

The fair value of the C-2 Notes was based on the binomial lattice model, which is considered to be a Level 3 fair value measurement. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the C-2 Notes were as follows:

Significant Inputs	March 31, 2025
Discount rate	13.2%
Credit spread	9.0%
Equity volatility	57.0%
Risk-free rate	4.2%

Held-to-Maturity Securities—Amortized Cost and Fair Value

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2
March 31, 2026
Cash equivalents
Money market fund	$89,645	$89,645	$—
Total in cash and cash equivalents	$89,645	$89,645	$—
Short-term investments
Corporate bonds	$271,166	$—	$270,705
Government treasury bills	88,944	88,918	—
Commercial paper and certificates of deposit	65,022	—	64,939
Foreign issuer debt securities	24,377	—	24,338
Total in short-term investments	$449,509	$88,918	$359,982
Long-term investments
Corporate bonds	$204,548	$—	$203,916
Government treasury bills	49,848	49,679	—
Foreign issuer debt securities	16,042	—	16,007
Total in long-term investments	$270,438	$49,679	$219,923
December 31, 2025
Cash equivalents
Money market fund	$152,951	$152,951	$—
Commercial paper and certificates of deposit	45,430	—	45,432
Corporate bonds	36,021	—	36,022
Foreign issuer debt securities	1,191	—	1,191
Total in cash and cash equivalents	$235,593	$152,951	$82,645
Short-term investments
Corporate bonds	$163,331	$—	$163,335
Government treasury bills	88,154	88,206	—
Commercial paper and certificates of deposit	35,717	—	35,726
Foreign issuer debt securities	17,706	—	17,708
Total in short-term investments	$304,908	$88,206	$216,769
Long-term investments
Corporate bonds	$208,419	$—	$208,482
Government treasury bills	43,468	43,540	—
Foreign issuer debt securities	9,571	—	9,573
Total in long-term investments	$261,458	$43,540	$218,055

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value on the condensed consolidated balance sheets (in thousands):

March 31, 2026	Amortized Cost Basis	Allowance for Credit Losses	Net carrying amount	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government securities	$138,791	$—	$138,791	$—	$(194)	$138,597
Corporate securities	540,736	—	540,736	6	(1,181)	539,561
Foreign securities	40,420	—	40,420	1	(76)	40,345
Total held to maturity securities	$719,947	$—	$719,947	$7	$(1,451)	$718,503

December 31, 2025	Amortized Cost Basis	Allowance for Credit Losses	Net carrying amount	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government securities	$131,623	$—	$131,623	$123	$—	$131,746
Corporate securities	407,466	—	407,466	105	(28)	407,543
Foreign securities	27,277	—	27,277	5	(1)	27,281
Total held to maturity securities	$566,366	$—	$566,366	$233	$(29)	$566,570

The amortized cost and estimated fair value of held to maturity securities by contractual maturity are shown below (in thousands):

March 31, 2026	Amortized Cost Basis	Fair Value
Due in less than one year	$449,509	$448,900
Due after one year through five years	270,438	269,603
Total	$719,947	$718,503
December 31, 2025
Due in less than one year	$304,908	$304,975
Due after one year through five years	261,458	261,595
Total	$566,366	$566,570

Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 14 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company enters into transactions with various related parties.

Related Party Warrants

On October 3, 2025, agreements with a related party customer were modified through the issuance of the 2025 Warrant and the Company accounted for such modification in accordance with ASC 606. The 2025 Warrant may be exercised by the holder when all of the Xe-100 units associated with the customer agreements are considered fully operational (the “Vesting Event”) and entitles the holder to purchase up to 14.1 million Series C-1 Preferred Units at an exercise price of $6.4870 per unit. The exercise period ends at the earlier of (i) one year from the Vesting Event, (ii) event of non-compliance and (iii) a consummation of a change of control or a listing event of the Company, to the extent it occurs after vesting. The Vesting Event is considered a performance condition in accordance with ASC 718, as the Vesting Event is a performance target defined solely by reference to the Company’s own operations. As the 2025 Warrant was issued to a customer and not in exchange for a distinct good or service that the customer transfers to the Company, the Company accounts for the 2025 Warrant as consideration payable to a customer under ASC 606, and will recognize the Warrant as a decrease to the transaction price, measured based on the grant date fair value when the performance condition is deemed probable. The grant date fair value was determined to be $162.7 million.

Moreover, the Company determined that the 2025 Warrant will be classified as an equity award based on the criteria of ASC 480 and ASC 718. When the performance condition is deemed probable, the Company will recognize the 2025 Warrant as a temporary equity classified instrument on the condensed consolidated balance sheet measured based on its grant date redemption value. Upon the performance condition becoming probable of occurring, any difference between the 2025 Warrant’s grant date fair value and its grant date redemption value shall be presented in permanent equity.

As of March 31, 2026, and December 31, 2025, the 2025 Warrant was not deemed probable of vesting, and thus, the Company did not recognize any amount related to the 2025 Warrant. The Company will assess whether it is probable that the 2025 Warrant will vest at the end of every reporting period.

In connection with the issuance of the Series C-1 Preferred Units, one investor and potential future customer was issued the 2024 Warrant for no additional consideration. The 2024 Warrant was required to be classified as a liability and measured at fair value on an ongoing basis pursuant to ASC 480 since the underlying Series C-1 Preferred Units are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control. The 2024 Warrant could be exercised by the holder at any time from the issuance date until the 18-month anniversary of the issuance date and entitled the holder to purchase up to 40.2 million Series C-1 Preferred Units at an exercise price of approximately $7.46 per unit. As the 2024 Warrant was issued for no additional consideration, and did not meet the criteria for capitalization of a contract asset, the issuance date fair value of the 2024 Warrant of $55.3 million was expensed upon its issuance. Additionally, in March 2026, the Company amended the 2024 Warrant to permit the holder to elect a cashless exercise of the 2024 Warrant at an earlier date than provided by the 2024 Warrant’s original terms. The warrant holder exercised the 2024 Warrant on March 18, 2026 and received 19.6 million Series C-1 Preferred Units.

Related Party Revenue

Dow is a unitholder and warrant holder of X-Energy. During the year ended December 31, 2025, the Company entered into the Master Project Development Agreement (“MPDA”) with Dow, which is a continuation of the project under the previously existing joint development agreement with Dow entered into during the year ended December 31, 2023, whereby the MPDA and joint development agreement together are considered the “Dow Agreements.”

The table below summarizes related party revenues that are reflected within Services revenue in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue associated with Dow	$1,923	$2,164
Total	$1,923	$2,164

Related Party Expenses

The Company enters into various arrangements with related party vendors. These arrangements primarily include subcontracting services with a related party investor, and general and administrative services with an affiliate of the Chairman of the Board of Directors of the Company.

The subcontracting services primarily pertain to support services related to ARDP, and the general and administrative services include rent for office space, consulting services, and other general and administrative services. The table below summarizes the expenses with related parties that are reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2026	2025
Subcontracting services(1)	$1,196	$9,083
General and administrative services(2)	267	282
Total	$1,463	$9,365

__________

(1)
Expenses relating to subcontracting services are reflected within Direct costs in the condensed consolidated statements of operations and comprehensive loss.
(2)
Expenses related to general and administrative services are reflected within Selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Due to/from Related Parties and Long-Term Deferred Revenue

The following balances were recorded within Due from and Due to related parties and Long-term deferred revenue (in thousands):

	March 31, 2026	December 31, 2025
Due from related parties (1)	$4,182	$4,580
Due to related parties	4,299	4,225
Long-term deferred revenue	2,285	2,353

__________

(1)
As of March 31, 2026 and December 31, 2025, $4.1 million and $4.5 million, respectively, is related to Dow, of which $3.5 million and $0.7 million, respectively, is unbilled.

Refer to Note 7 — Debt for disclosures related to debt from related parties.

Upon closing of Series D Preferred Units and resulting change in capital ownership, the Company reevaluated its related parties. Accordingly, certain entities were previously considered related party entities that the Company has historically conducted business with are no longer considered related parties as defined in ASC 850 beginning on November 21, 2025. The Company has disclosed transactions occurring prior to November 21, 2025 with these entities as related party transactions.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Incurred Cost Audits

The Company’s costs incurred on contracts with the DOE are subject to final incurred cost audits prior to the close out of the award as specified in such contracts. Billings under these contracts are based on provisional rates that permit recovery of allowable overhead, and general and administrative expenses not exceeding certain limits. These rates are subject to review by the government on an annual basis. When final determination and approval of the allowable rates have been made, billings may be adjusted.

The periods beginning January 1, 2020 onward are currently subject to audit. As of March 31, 2026 and December 31, 2025, the Company has $1.1 million in contract-related reserves for its estimate of potential refunds to customers recorded in Accrued liabilities on the condensed consolidated balance sheets.

Investigations and Litigation

From time to time the Company may become involved in legal proceedings or be subject to claims arising in the ordinary course of its business. The Company is not, to the best of its knowledge, presently a party to any legal proceedings that, if determined adverse to the Company, would individually or taken together have a material adverse effect on its business, operating results, financial condition, or cash flows.

Unconditional Purchase Obligations

The Company has entered into certain agreements in which the Company is committed to purchase goods or services, primarily related to supply agreements for graphite components. Those commitments are as follows (in thousands):

Unconditional Purchase Obligations
2026	$14,500
2027	13,000
2028	9,500
2029	13,893
2030 and thereafter	—
Total	$50,893

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

Supplemental cash flow disclosures are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Non-cash Investing and Financing Activities:
Accrued deferred transaction costs	$3,031	$225
Government grant reimbursement receivable for purchase of property and equipment	4,359	1,924
Property and equipment included in accounts payable and accrued expenses	14,245	7,507

NOTE 17 — SEGMENTS

Under the guidelines of ASC 280, which require companies to present financial information about their operating segments, products and services, geographic regions, and significant customers, the Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates financial performance, allocates resources, and makes strategic decisions based on the consolidated results of the Company, rather than evaluating discrete lines of business. Accordingly, management has determined that the Company comprises a single reportable segment.

In making resource allocation decisions and assessing operational outcomes, the CODM relies on overall net income (loss) as the primary metric both, during the annual planning process and for evaluating results on a quarterly basis. The primary expenses presented to the CODM and incorporated in segment performance are related to operating expenses and non-operating expenses. Operating expenses consist of Direct costs; Selling, general and administrative costs; and Research and development costs. Non-operating expenses consist of Interest expense, Interest income, and Other income (expense). The condensed consolidated statements of operations for the three months ended March 31, 2026 and 2025 present these significant segment expenses for the Company’s single operating segment. The condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025 likewise display the assets and liabilities attributable to this single segment.

NOTE 18 — SUBSEQUENT EVENTS

In preparing these condensed consolidated financial statements, the Company has evaluated subsequent events to determine if any require recognition or disclosure.

IPO and Reorganization Transactions

On April 27, 2026, X-Energy, Inc., the holding company and sole manager of the Company, successfully closed an IPO in which X-Energy, Inc. issued and sold 50,892,857 shares of its Class A common stock for net proceeds aggregating approximately $1.1 billion, net of underwriting discounts of $67.3 million that were incurred by the Company.

In connection with such IPO, the Company and X-Energy Inc. completed a series of organizational transactions (collectively, the “Reorganization Transactions”), which are described below:

•
XERC amended and restated its existing limited liability company agreement to, among other things, (i) effect a recapitalization in which all existing ownership interests in XERC were converted into one class of Common Units and (ii) appoint X-Energy, Inc. as the sole managing member of XERC.
•
X-Energy, Inc. amended and restated its certificate of formation to, among other things, authorize Class A and Class B common stock, with each share of either class entitling its holder to one vote per share on all matters presented to stockholders.
•
X-Energy, Inc. acquired Common Units of XERC held by the Blocker Companies (as defined below) pursuant to the Blocker Mergers (as defined below), in which the Blocker Companies merged with and into X-Energy, Inc., with X-Energy, Inc. as the surviving entity. Pursuant to such mergers, shareholders of the Blocker Companies received shares of Class A common stock as consideration. Blocker Companies are entities that were owners of Common Units in XERC prior to the Reorganization Transactions and are taxable as corporations for U.S. federal income tax purposes. Meanwhile, the Blocker Mergers represents the merger of each of the Blocker Companies with X-Energy, Inc. as part of the Reorganization Transactions, pursuant to which the shareholders of the Blocker Companies, which represents the owners of the Blocker Companies prior to the Reorganization Transactions, who exchanged their interests in the Blocker Companies for shares of our Class A common stock in connection with the consummation of the Blocker Mergers, receive shares of Class A common stock as consideration for the applicable Blocker Merger.
•
X-Energy, Inc. acquired (i) all of the Common Units of XERC held by the former equity owners (“Former Equity Owners”), which refers to those Original Equity Owners other than the Blocker Companies and the Continuing Equity Owners except for X-Energy Management LLC (“Management LLC”), who is addressed below, and (ii) a portion of the Common Units held by the Continuing Equity Owners, in each case in exchange for an equal number of shares of Class A common stock. Continuing Equity Owners collectively refer to those Original Equity Owners (which refers to the direct and certain indirect owners of XERC, including ACIP Investments Pooling LLC — Series 31, Ares X-Energy Co-Invest LP, Ares X-Energy Holdings LP, GM Enterprises, LLC, IBX Opportunity GP, Inc, X-Energy Holdings, LLC, Jane Street Global Trading, LLC and certain of their affiliates, but excluding Management LLC) that will own Common Units in XERC and our Class B common stock after the Reorganization Transactions and who may, following the consummation of our initial public offering, redeem their Common Units for shares of X-Energy, Inc.’s Class A common stock or cash, at X-Energy, Inc.’s election.
•
Management, LLC, a Delaware limited liability company, amended and restated its limited liability company agreement to, among other things, effect a recapitalization in which all existing ownership interests in Management LLC were converted into one class of Common Units. Subsequently, Management LLC contributed all of its Common Units of XERC to X-Energy, Inc. in exchange for an equal number of shares of Class A common stock, which shares remain subject to the same vesting conditions applicable to the corresponding Common Units immediately prior to such contribution.

•
X-Energy, Inc. issued to the Continuing Equity Owners shares of Class B common stock equal to the number of Common Units of XERC held by the Continuing Equity Owners in exchange for nominal consideration from the Continuing Equity Owners, resulting in a combined company organized in an umbrella partnership-C corporation (“Up-C”) structure, in which substantially all of the assets and the business of the company are held by XERC.

Following the Reorganization Transactions and IPO, X-Energy, Inc. is a public holding company and its principal asset is a controlling equity interest in XERC. As the sole managing member of XERC, X-Energy, Inc. will operate and control all of the business and affairs of XERC and its subsidiaries. As a result, X-Energy, Inc. will consolidate XERC’s financial results and report a non-controlling interest related to the Common Units of XERC not owned by X-Energy, Inc.

The Reorganization Transactions are considered transactions between entities under common control. As a result, the condensed consolidated financial statements for periods prior to the IPO and the Reorganization Transactions are the condensed consolidated financial statements of XERC as the predecessor to X-Energy, Inc. for accounting and reporting purposes.

Tax Receivable Agreement (“TRA”)

In connection with the IPO and related transactions, X-Energy, Inc. entered into a TRA with XERC and certain equity owners of XERC prior to the IPO (“TRA Holders”) that will provide for the payment by X-Energy, Inc. to the TRA Holders of 85% of the amount of cash tax savings, if any, that X-Energy, Inc. is deemed to realize (calculated using certain assumptions) as a result of certain tax basis adjustments.

Registration Rights Agreement

In connection with the IPO, X-Energy, Inc. entered into a Fourth Amended and Restated Registration Rights Agreement with certain holders of Common Units of XERC who received shares of Class A common stock or who hold rights to exchange Common Units for Class A common stock. The agreement provides these holders and certain of their affiliates with demand and piggyback registration rights, allowing them to require X-Energy, Inc. to register their shares for public sale under certain circumstances. X-Energy, Inc. will bear the registration expenses associated with these registrations.

IPO Equity Awards

In connection with the X-Energy, Inc. initial public offering, X-Energy, Inc. adopted the 2026 Equity Incentive Plan (“2026 Plan”), in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of the Company and employees and consultants or certain of our affiliates and to enable X-Energy, Inc. and its subsidiaries and certain of its affiliates to obtain and retain services of these individuals, which is essential to its long-term success.

X-Energy, Inc.’s board of directors approved the conversion of existing PIUs that ultimately entitled them to restricted stock awards subject to the same provisions with respect to vesting, forfeiture, and transfer restrictions as the existing PIUs and the additional grant of stock options pursuant to the 2026 Plan to certain employees, including the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief of Global Operations, and non-employee directors, which grants became effective in connection with the consummation of the offering (“IPO Equity Awards”). The IPO Equity Awards were granted only to current employees and non-employee directors who previously held PIUs.

The IPO Equity Awards granted to the named executive officers were comprised of stock options that cover approximately 3.5 million shares of X-Energy, Inc.’s Common Stock, respectively based on the initial public offering price of $23.00 per share of Class A common stock. In addition, certain of X-Energy, Inc.’s directors who previously held PIUs received stock options, which cover an aggregate of approximately 0.1 million shares of Common Stock based on the initial public offering price of $23.00 per share of Class A common stock.

Each stock option granted to named executive officers and directors will vest and become exercisable in substantially equal annual installments pursuant to the same vesting schedule as the grantee’s PIUs.

The IPO Equity Awards granted to non-employee directors were composed of restricted stock awards with an aggregate grant date value of $0.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations together with our condensed consolidated financial statements and related notes, and other financial information, included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus filed with the Securities and Exchange Commission (the “SEC”) pursuant to Rule 424(b) under the Securities Act of 1933, as amended, on April 27, 2026 in connection with our initial public offering. In addition to our historical results of operations and financial position, this discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors.” Our historical results are not necessarily indicative of the results to be expected for any period in the future, and results for any interim period should not be construed as an inference of what our results would be for any full year or future period. For more information, see the section entitled “Cautionary Note Regarding Forward-Looking Statements.”

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “we,” “us,” “X-energy,” or “our” refer to the business of XERC for the period prior to the initial public offering and X-Energy, Inc. and its subsidiaries for all periods after the initial public offering.

Overview

X-energy is a leading designer of advanced nuclear reactor technology (commonly referred to as small modular reactors, “SMRs”) and manufacturer of advanced nuclear fuels. We believe these scalable, power generation technologies help satisfy historically unprecedented electricity demand growth, driven by the development of artificial intelligence (“AI”) and associated data center infrastructure, industrial growth and reshoring of manufacturing, and broader electrification. We intend to continue developing our reactor and fuel technology with the goal of achieving commercial delivery of our first fleets of reactors by the early 2030s.

Our flagship product, the Xe-100, is an advanced small modular High Temperature Gas-cooled Reactor (“HTGR”), and has been in development for nearly a decade. The Xe-100 reactor is designed to generate 80 megawatts of electric power or 200 megawatts of thermal output (heat), or a combination thereof. This reactor technology builds on more than 50 years of research and development by the global nuclear industry and the operating experience of previous HTGRs. The Xe-100 has several technological attributes that we believe make it advantaged compared to other sources of baseload generation. These include advanced safety features, virtually no direct greenhouse gas (“GHG”) emissions during generation, high thermal output, load-following capabilities, and modularity, all of which allow X-energy to more specifically meet a customer’s power and/or industrial heat needs. X-energy’s simple Xe-100 design directly translates into simplicity of project delivery through reduced supply chain complexity and labor intensity during construction, which we believe will lead to lower cost and faster deployment timelines when compared with conventional nuclear energy sources. X-energy has optimized the deployment of its Xe-100 into a four-reactor format that outputs 320 MWe (or 800 MWt). By deploying four independent reactor modules instead of a single unit, this optimized four-reactor configuration inherently delivers the high levels of reliability and redundancy required for both AI and industrial heat applications.

X-energy’s reactors use a tri-structural isotropic (“TRISO”) coated particle fuel in the form of a spherical ‘pebble’, called TRISO-X fuel. This pebble fuel consists of high-assay low-enriched uranium (“HALEU”) fuel kernels individually encapsulated in layers of silicon carbide and pyrolytic carbon, forming miniature containment systems that trap fission products. These particles are then embedded in a graphite matrix to make fuel pebbles that possess exceptional safety margins and compacts, enabling operations at very high temperatures. The HALEU fuel used in our TRISO-X pebble fuel is enriched to 15.5%, a higher energy density form than the less than 5% low-enriched uranium (“LEU”) fuel used in conventional nuclear reactors. TRISO-X fuel will be produced at our fuel fabrication facility in Oak Ridge, Tennessee. The first facility, known as TX-1, began construction in October 2024 and is expected to begin operations by the first half of 2028 (“TX-1”). Upon completion, it is expected to be North America’s first purpose-built commercial advanced nuclear fuel fabrication facility. In February 2026, TRISO-X received an initial 40-year Special Nuclear Material License under 10 CFR Part 70 from the NRC enabling TRISO-X to commercially manufacture X-energy’s TRISO-X fuel at TX-1 and we expect this license to also cover a second fuel fabrication facility (“TX-2”) if built as currently planned on the same site. The TX-1 facility will have sufficient production capacity to support the fuel fabrication needs of the first 11 Xe-100 reactors at steady state operations. We plan to construct TX-2 at the same site as TX-1 and expect TX-2 would support fuel for up to 44 Xe-100 reactors annually. The construction of our fuel fabrication facilities and transition to commercial fuel production operations will require the expansion of our workforce and operational capabilities and is expected to increase our costs in future periods.

In addition to its technology leadership, X-energy has three high-quality customers in Dow, Amazon, and Centrica, who we expect will underpin the deployment of the initial fleet of Xe-100 reactors. Taken together, assuming each customer exercises its contingent rights in full, these three customers provide us with a more than 11 gigawatts electric (“GWe”), 144 reactor pipeline across the U.S. and the U.K. Advanced development efforts are already underway on the first Dow project at its Seadrift Operations site in Texas and the first Amazon-backed project in connection with Energy Northwest.

Dow is X-energy’s first customer to receive a reactor and is a global leader in the specialty chemicals industry. X-energy has partnered through a Master Project Development Agreement (“MPDA”) and Commercial Cooperation Agreement (“CCA”) with Dow to provide our services in support of a first-of-a-kind (“FOAK”) deployment of four Xe-100 reactors to provide power and industrial steam at Dow’s UCC Seadrift site in Texas. With the support and assistance of X-energy, Long Mott Energy, LLC, a wholly owned subsidiary of Dow, filed a Construction Permit Application (“CPA”) with the NRC in March 2025 which was docketed in May 2025 for an 18-month review period with an expected review completion by late 2026 and receipt of the CPA expected in the first quarter of 2027. Initial construction can commence after receipt of the CPA. We expect our first commercial delivery to occur in the early 2030s.

Amazon made an equity investment in X-energy in 2024 and announced options to bring more than 5 GWe of new Xe-100 projects online across the U.S. by 2039. The first deployment under this 5 GWe total potential target is a project with Energy Northwest in central Washington. Amazon and Energy Northwest entered into a Carbon Free Development and Funding Agreement for an initial deployment of four reactors representing 320 MWe, with the potential to upsize the power capacity to 960 MWe. We expect operations of the reactor to commence in the early 2030s.

In September 2025, X-energy and Centrica signed a Joint Development Agreement (“JDA”) dedicated to building and operating Xe-100 reactors in the U.K. X-energy and Centrica have identified Hartlepool as the preferred site for the first of a planned U.K. fleet of approximately six GWe (representative of 76 reactors likely deployed as 19 four-reactor configurations). A project at Hartlepool will be composed of up to twelve 80 MWe reactors, each with the capability to provide high temperature steam for industrial decarbonization. Subject to securing appropriate permissions and licenses, the first electricity generation is expected to be in the mid-2030s. In June 2026, we submitted an application to enter the United Kingdom’s Generic Design Assessment process for our Xe-100.

X-energy maintains a strong relationship with the DOE and in December 2020 was awarded an initial $1.2 billion as part of its selection as one of two awardees in the ARDP, the most substantial federal commitment ever made to deploying advanced nuclear technology. The cooperative agreement for the program, signed in February 2021 (the “ARDP Agreement”), provides 50/50 cost share of $2.4 billion of eligible costs ($1.2 billion reimbursement) through 2027, allowing X-energy to continue work toward design, licensing, commercialization, and construction of its first-of-a-kind commercial advanced nuclear plant and commercial TRISO-X fuel fabrication facility, while benefiting from decades of nuclear experience and knowledge within the DOE. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March of 2025 and extends through August 2026. We submit non-competitive applications for an additional budget period within the contractual award timeline under the ARDP Agreement (“Continuation Applications”) to the DOE to extend funding into subsequent periods. Extensions beyond the current budget period are subject to DOE discretion and approval. Under the terms of the ARDP Agreement that rely on the Office of Management and Budget (OMB) guidance, the total extension of the award may not exceed three years (for a total period of performance of 10 years). Any additional extension would require an approval within DOE beyond the authority provided in the ARDP Agreement. If we are unable to obtain extensions and incur eligible costs beyond the currently approved period of performance, we would forgo reimbursement for such costs and may face de-obligation of unobligated funds at closeout. There can be no assurance that we will receive additional ARDP funding beyond the current budget period or that extensions will be granted.

Market Trends

In the U.S., growing power demand from data center buildout, industrial expansion, manufacturing reshoring, and broader electrification is creating use cases for scalable, firm, clean baseload power that we believe SMRs like the Xe-100 can uniquely deliver. AI-driven computing requirements are expected to drive U.S. data center electricity demand from approximately 108 TWh in 2020 to approximately 426 TWh by 2030, and SMRs are well-positioned to provide the 300 MWe to 1,000 MWe continuous power capacity these facilities typically require with a smaller physical footprint and modular scalability to meet site-specific needs. In addition, industrial companies face a near-term replacement cycle for aging fossil fuel-fired boilers that currently operate below capacity and require frequent maintenance, and X-energy's HTGR solution could offer a compelling decarbonization and reliability upgrade by providing both industrial steam and onsite power with an expected 95% capacity factor.

In addition, we believe current energy alternatives fall short. Solar and wind have low capacity factors (23% and 33% respectively per EIA) requiring costly, supply-constrained battery storage to achieve comparable reliability; fossil fuel generation requires backup during maintenance and faces challenges to meet government and customers climate targets; and traditional large-scale nuclear suffers from historical cost overruns and project delays while requiring more land and significantly larger safety zones (16 kilometers versus 400 meters) than HTGRs. The Xe-100's expected passive safety features, modular redundancy, online refueling, compact footprint, and virtually zero direct GHG emissions enable cost-effective co-location with emerging power demand hubs and flexible capacity scaling to match customer-specific requirements.

Factors Affecting Our Performance

Our ability to commence and expand commercial operations

Our business model is dependent on our commencing and expanding commercial operations. We currently anticipate initial customer deliveries to achieve mechanical completion in the early 2030s, which we expect to take place 1-2 years ahead of commencement of operations. Commencement of nuclear construction for these projects is dependent upon finalizing and achieving design maturity, producing fuel for customers, and supporting our customers in pursuing necessary permits and licenses from the NRC. Failure to complete any one of these tasks in a timely manner could result in us being unable to begin production in the anticipated timeframe.

We are developing a global network of potential customers and supply chain partners that we expect will play an integral role in bringing our technology to market. In the near term, TRISO-X and its customers will depend on the U.S. government for access to HALEU given the current inability to access global markets. The government and commercial enrichers are developing enrichment capabilities for future supplies. To the extent the U.S. government restricts our access to HALEU or otherwise fails to obtain sufficient HALEU for our needs, our ability to commence and expand commercial operations may be significantly impaired.

We operate in a capital intensive industry and expect to continue to incur operating losses for the foreseeable future as we continue to expand and develop, and may need to raise additional capital in the future. If we are unable to raise additional capital when needed, we may have to delay, scale back, or discontinue one or more of our projects. We may be required to cease operations or seek partners for our lines of business at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. These measures may significantly alter our business plan and could cause significant delays in the development of our product candidates and ultimately our financial condition and ability to operate as a going concern.

Widespread acceptance of nuclear power as an emissions-free energy source

Our growth and future success are dependent on public support for nuclear power in the U.S. and other countries where we intend to market and sell our technology, including Canada, the U.K. and certain countries in Europe and Asia, among others. Electricity demand is accelerating and is driven by data center buildout from cloud computing providers, industrial growth and reshoring of manufacturing, and broader electrification (e.g., electric vehicle installed base). In order for our business model to succeed, we will depend on energy providers sourcing a larger percentage of energy from nuclear power facilities instead of sourcing energy from fossil fuel facilities. Additionally, the market for SMRs has not yet been established, as we are one of the pioneers in the industry. As we scale and continue to invest in the capabilities of our SMRs, our future revenue depends on a growing number of jurisdictions throughout the U.S. and globally to adopt SMRs as an always-on, carbon emissions-free alternative to other energy sources.

Inflation, supply chain pressures, and rising development costs could increase our operating expenses and adversely affect our margins

We are a development and design stage company that is preparing its flagship product for market, with substantial governmental support and collaboration from a team of commercial partners. As we develop the Xe-100, TRISO-X fuel and other aspects of our business, we have been, and expect to continue to be, adversely affected by price increases from our suppliers and logistics partners as a result of inflation as well as other factors such as increased development, labor and overhead costs.

The Xe-100 and corresponding TRISO-X fuel are costly, complex and challenging to design and build. Sources of funding for the estimated cost include U.S. government funding, whether via the ARDP or other sources, and additional funding to be provided by X-energy’s designated partner under the ARDP. Currently, Dow is a sub-awardee and our designated partner under the ARDP. The ARDP grant is inclusive of three different components. First, for non-recurring engineering work related to the design of the Xe-100, X-energy is responsible for the funding of such engineering work and is eligible to receive 50% reimbursement for this funding through the ARDP program. Secondly, for TRISO-X fuel development and TX-1, X-energy is responsible for the funding and is eligible to receive 50% reimbursement for this funding through the ARDP program. These two ARDP-related programs are not tied to Dow’s funding requirements. Finally, for the construction of the Xe-100 plant, Dow is responsible for the funding of the Xe-100 plant at the Seadrift site and is eligible to receive 50% reimbursement for this funding through the ARDP program.

Dow’s current funding commitments are representative of a typical energy project development process. At present, Dow’s funding is released as project milestones are reached; however, X-energy has no financial obligation to construct the plant without Dow’s funding. As we are currently in preliminary design, X-energy is receiving revenues from Dow pursuant to our MPDA for services including engineering services related to the Seadrift site, NRC licensing activities, and other technology use typical of services rendered during this development phase. If project milestones are reached, Dow’s funding commitments are expected to increase, as Dow will need to fund long-lead procurement and engineering services years in advance of commercial operations. X-energy has no obligation to move forward with the project without funding from Dow. However, in advance of certain project milestones, X-energy’s costs will increase as we intend to fund select long lead-time procurement and engineering activities to support project timelines, which may subsequently be reimbursed by our customer or if a milestone is not achieved, utilized across other projects.

If final investment decision is made, Dow is expected to continue to be responsible for the funding of the construction of the Xe-100 plant, which work is eligible under the ARDP grant for 50/50 cost share. If Dow does not make a final investment decision with respect to the Seadrift project, X-energy is under no obligation to continue funding to the Dow project or construction on the plant itself. However, in order to continue our participation in the ARDP program, we would need to identify another customer within a reasonable amount of time for the demonstration portion of the project, and failure to do so could result in significant delays, increased costs, and loss of revenue. We continue to work with our commercial partners to seek opportunities for cost reduction associated with ARDP work. Irrespective of ARDP funding, we nonetheless expect sustained and increased inflation in the future to directly impact our operating expenses, which could ultimately impact expected gross margins across our business.

Our ability to obtain and maintain regulatory approvals at federal, state and local levels

Our capacity for continued growth and ability to achieve and maintain profitability depends in large part on our ability to obtain and maintain regulatory approvals across multiple jurisdictions, including at the international, federal, state and local levels. The federal government, along with each state and local jurisdiction in which we operate, maintains distinct regulatory frameworks. These include laws and regulations that can directly or indirectly affect our operations and those of our customers, including matters related to real estate usage, environmental sustainability, employment and labor practices and community engagement. Our success will depend on our licensing team’s ability to continue to obtain and maintain regulatory approvals on commercially reasonable timelines. In addition, because our projects represent first-of-a-kind deployments, they may attract heightened scrutiny or opposition from local communities, non-governmental organizations, or advocacy groups, which could result in additional review, procedural challenges, or delays in obtaining regulatory approvals and increased costs or adverse outcomes.

While we operate in an industry that is subject to, and benefits from, safety and environmental regulations, such regulations have generally become more stringent over time, particularly across developed markets. As a company in a highly regulated industry, our margins could be particularly and adversely impacted by increasingly stringent regulatory developments or regulatory scrutiny. Regulations on nuclear energy are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins. Moreover, our and our customers’ ability to obtain regulatory approvals and comply with applicable nuclear regulatory requirements may affect our ability to market our technologies and obtain approvals in other countries.

Our dependence on government policy support and funding for nuclear energy development

Our future growth is largely dependent on our ability to continue to capitalize on government policy support and corporate investment in the nuclear energy industry. Congress has successfully reinvigorated the U.S. nuclear industry with a concentration on four main legislative priorities: (1) the initiation of the Advanced Reactor Demonstration Program; (2) regulatory framework reform through the Nuclear Energy Innovation and Modernization Act (NEIMA) in 2019 and the Accelerating Deployment of Versatile, Advanced Nuclear for Clean Energy Act (ADVANCE ACT) in 2024; (3) enacting financial instruments such as Investment Tax Credits, Manufacturing Tax Credits and Production Tax Credits as included in the Inflation Reduction Act of 2022; and (4) expanding and deploying federal credit support through the DOE’s Loan Programs Office.

We were selected by the DOE as an awardee under the ARDP in 2020 for one of two “demonstration” projects in the United States, and it is particularly critical to our success. The ARDP is structured as a 50/50 cost-share between the DOE and its private sector awardee for eligible costs, intended to reduce first-of-a-kind reactor risks with the goal to attract follow-on customers both domestically and in the global marketplace. More specifically, through the ARDP, we are eligible to receive from the DOE approximately 50% of the cost of designing the Xe-100. We are also eligible to receive approximately 50% of the cost of TX-1, our first fuel fabrication facility. Subsequent fuel fabrication facilities are not eligible for reimbursement. Finally, our first customer to build a reactor, Dow, is eligible to receive 50% approximately of the cost to build the first Xe-100, which it will do at its Seadrift site in Texas. Congress has appropriated funding that was allocated towards our award, in total of approximately

$1.1 billion, as well as recent additional appropriations of $3.1 billion to ARDP, some incremental portion of which we expect to be allocated to X-energy. DOE’s ability to receive the not-yet-appropriated portion of the ARDP is subject to the political process, which is inherently unpredictable and highly competitive. The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which may be affected by changes in U.S. government policies resulting from various political developments. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by the current administration and future administrations and changing congressional funding priorities, we may be unable to secure continued government funding under the ARDP, which would adversely affect our business, development timeline, and financial condition.

Our ability to expand our services offerings

We intend to offer customers a diversified suite of services throughout the life of a project / reactor, beginning approximately eight years prior to a plant’s commercial operation date. Our envisioned suite of services includes pre- and post-commercial operations date offerings, whereby we intend to provide customers with critical services related to the design, development, licensing, construction, fueling, operations and maintenance of the Xe-100. We expect that, as we refine our services offerings, first with Dow and the early Amazon and Centrica projects, the number of services we offer and the percentage of revenue we generate from our services offerings will grow. We anticipate that our services offerings will have high penetration rates across our future clients and will provide consistent, recurring revenues throughout the expected life of each reactor.

Recent Developments

Initial Public Offering

In April 2026, we completed our initial public offering, in which we issued and sold an aggregate of approximately 50.9 million shares of our Class A common stock, which includes the exercise of the underwriters over-allotment option, at a public offering price of $23.00 per share. We received aggregate proceeds of approximately $1.1 billion after deducting the underwriting discounts and commissions and before offering expenses payable by us.

Immediately preceding the closing, as part of the Reorganization Transactions, XERC’s legacy Series A redeemable convertible preferred units, Series A-1 redeemable convertible preferred units, Series B redeemable convertible preferred units, Series C redeemable convertible preferred units, Series C-1 redeemable convertible preferred units, and Series D redeemable convertible preferred units converted into Common Units of XERC and were then exchanged for Class A common stock of X-Energy, Inc., equal to the number of Common Units previously held by each equity owner and was reclassified as permanent equity. Additionally, Class B Common Units, which primarily represented Profit Interest Units held by management and employees through Management LLC, were contributed to X-Energy, Inc. in exchange for Class A common stock, which shares remain subject to the same vesting conditions applicable to the corresponding Common Units immediately prior to such contribution.

Continuing Equity Owners collectively refer to those Original Equity Owners that will own Common Units in XERC and our Class B common stock after the Reorganization Transactions. As part of the Reorganization Transactions, X-Energy Inc. issued to the Continuing Equity Owners shares of Class B common stock equal to the number of Common Units of XERC held by the Continuing Equity Owners resulting in an Up-C structure. Refer to Note 18 — Subsequent Events for additional information.

Environmental Assessment with Finding of No Significant Impact

On May 18, 2026, the NRC announced it had completed its Environmental Assessment for Dow and our Construction Permit Application for our proposed advanced nuclear project in Seadrift, Texas. The NRC’s review was completed ahead of schedule and concluded with a Finding of No Significant Impact.

Key Components of Results of Operations

Revenues and grant income

At present, our revenues and grant income are generally derived from contract services performed for the U.S. Government and commercial entities. Our revenues are generally derived from cost-share agreements such as the Advanced Reactor Demonstration Program (“ARDP”) provided by the U.S. government and research and development, product development, and fuel services provided to other government agencies and commercial entities. A majority of our contracts with the U.S.

government are generally subject to the Code of Federal Regulation (“CFR”) and are competitively priced based on estimated costs of providing the contractual goods or services. In the future, we expect to generate revenue through technology fees for the use of the design of the Xe-100 technology, project planning, assembly coordination, construction support, regulatory support, procurement support, long-term services to customers and the supply of fuel and associated services.

Operating expenses

Direct costs

Direct costs include all costs directly attributable to providing services under contracts with customers and grants related to income, such as direct labor, direct materials and subcontracting costs. Indirect costs are allocated to direct costs in the same manner as such costs are defined in disclosure statements under U.S. Government Cost Accounting Standards.

Selling, general and administrative

Selling, general and administrative expenses consist of human capital related expenses for employees involved in general corporate functions; rent relating to our office space; professional fees; and other general corporate costs.

Research and development

We conduct research and development activities related to the development and improvement of technologies pertaining to nuclear reactor and fuel design engineering. The costs incurred for conducting the research and development primarily include equipment, material, and labor hours.

Other income (expense)

Interest expense

Interest expense consists of amortization of deferred financing costs.

Interest income

Interest income is related to our investment of excess cash in money market funds and debt securities.

Other income (expense), net

Other income (expense), net consists of miscellaneous income and expenses such as mark-to-market gains and losses on various instruments, which mark-to-market gains and losses are detailed in Note 13 — Fair Value Measurements of our condensed consolidated financial statements. Other income (expense), net also consists of the gain and losses on conversion of C-2 Notes and related reclassification of other comprehensive income, losses on extinguishment of debt, gains and losses on foreign currency transactions, and other miscellaneous expenses.

Results of Operations

The following table includes our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of Fiscal Periods Ended March 31, 2026 and 2025

The following table includes our historical results for the periods indicated and the changes between periods (in thousands, except percentages):

	Three Months Ended March 31,
	2026	2025	$ Change	% Change
Services revenue	$39,906	$17,091	$22,815	133%
Grant income	3,517	3,713	(196)	(5)%
Total revenues and grant income	43,423	20,804	22,619	109%
Operating expenses
Direct costs	65,359	28,724	36,635	128%
Selling, general and administrative	44,117	17,980	26,137	145%
Research and development	55	402	(347)	(86)%
Total operating expenses	109,531	47,106	62,425	133%
Operating loss	(66,108)	(26,302)	(39,806)	151%
Other income (expense)
Interest expense	—	(124)	124	(100)%
Interest income	8,929	5,477	3,452	63%
Other income (expense), net	(109,038)	10,737	(119,775)	(1,116)%
Total other income (expense), net	(100,109)	16,090	(116,199)	(722)%
Net loss	$(166,217)	$(10,212)	$(156,005)	1,528%

Revenues and grant income

Services revenues and grant income increased by $22.6 million or 109% for the three months ended March 31, 2026 compared to the comparable prior year period primarily due to a $21.6 million increase in revenue and grant income from the ARDP Agreement with the Department of Energy (“DOE”). This was driven by an increase in activities and nature of services performed.

Operating expenses

Direct costs

Direct costs increased by $36.6 million or 128% for the three months ended March 31, 2026 compared to the comparable prior year period primarily due to increases of $12.0 million and $11.7 million in subcontracting costs and direct materials, respectively, which were driven by an increase in activity related to the ARDP Agreement, and an increase of $11.4 million in direct labor costs which is driven by an increase in employee headcount to support activity under the ARDP Agreement.

Selling, general and administrative

Selling, general and administrative expenses increased by $26.1 million or 145% for the three months ended March 31, 2026 compared to the comparable prior year period. This was primarily due to an $8.7 million increase in payroll-related costs due to increases in employee headcount and a $3.1 million increase in unit-based compensation expense due to new grants made during the second through fourth quarters of 2025. Selling, general and administrative expenses further increased by $6.1 million due to contractor costs related to corporate projects and a $5.2 million increase in professional fees and enterprise software costs for general corporate use.

Research and development

Research and development expenses had an immaterial decrease for the three months ended March 31, 2026 compared to the comparable prior year period.

Other income (expense)

Interest expense

Interest expense decreased by $0.1 million or 100% for the three months ended March 31, 2026 compared to the comparable prior year period due to the settlement, maturity, redemption and conversion of substantially all of our outstanding debt in prior periods.

Interest income

Interest income increased by $3.5 million or 63% for the three months ended March 31, 2026 compared to the comparable prior year period due to interest on investments in held-to-maturity securities that were made in the fourth quarter of 2025.

Other income (expense), net

Other income (expense), net, decreased by $119.8 million, or 1,116% for the three months ended March 31, 2026 compared to the comparable prior year period primarily due to a mark-to-market loss on warrant liabilities of $108.9 million for the three months ended March 31, 2026 compared to a mark-to-market gain on warrant liabilities of $11.0 million for the three months ended March 31, 2025. The mark-to-market loss was primarily attributable to increases in our equity value from period to period.

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of our technology and the development of market and strategic relationships with other businesses. Consequently, our continued existence is dependent upon our ability to obtain additional capital to support our ongoing operations.

Historically, our primary source of funding to support our operations has been revenue and grant income from the ARDP Agreement, contributions and loans from members, loans from financial institutions as well as capital raises. In April 2026, we completed our IPO, in which we issued and sold 50.9 million shares of our Class A common stock for net proceeds aggregating approximately $1.1 billion. While we have historically been successful in obtaining the capital necessary to support our operations, there is no assurance that we will be able to secure additional capital or other financing in the future.

We have had, and expect that we will continue to have, an ongoing need to raise additional capital from outside sources to fund our operations and expand our business. If we are unable to raise additional capital when desired, or on acceptable terms, our business, financial condition, operating results and future prospects would be harmed, and we may not be able to continue to construct the TX-1 fuel fabrication facility or begin construction on TX-2 or other fuel fabrication facilities, support development of the Xe-100 plant or conduct other research and development or project and fulfill our current business plan, and therefore, we may need to delay or abandon these and other projects. A successful transition to attaining profitable operations depends upon achieving a level of revenue and grant income adequate to support us.

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development and commercialization of the Xe-100 and our fuel fabrication facilities. We intend to finance these expenses with further issuances of debt or equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues and grant income to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur interest expense.

We had the following debt outstanding during the three months ended March 31, 2025 which were matured or converted during the year ended December 31, 2025 and were no longer outstanding during the three months ended March 31, 2026:

•
Live Oak Credit Facility: On June 14, 2021, we entered into a credit agreement for a revolving credit facility (the “Live Oak Credit Facility”) with Live Oak Bank. The Live Oak Credit Facility was amended various times from the date of entering into the facility until the maturity. In accordance with the Live Oak Credit Facility’s stated terms, we settled the outstanding principal associated with the Live Oak Credit Facility with a payment of $4.1 million in

October 2024. On October 31, 2024, with no outstanding borrowings, the facility matured. On May 9, 2025, we reestablished the facility, with an expiration date of December 1, 2025. As there were no draws on the facility during the year ended December 31, 2025, the facility matured on December 1, 2025.
•
Series C-2 Convertible Notes: During 2022 and 2023, we issued convertible notes payable in an aggregate principal amount of $113.0 million (“C-2 Notes”), respectively, of which $70.0 million of the C-2 Notes were issued to related parties. The C-2 Notes were scheduled to mature on September 30, 2025 and accrue 10.0% of payable-in-kind interest annually. On October 11, 2024, a portion of the C-2 Notes with an aggregate principal balance of $98.0 million converted into 17.0 million Series C preferred units. On September 30, 2025, the remaining $18.4 million of outstanding principal and unpaid accrued interest on the C-2 Notes were converted into 2.9 million Series C preferred units.

Refer to Note 7 — Debt for additional information.

In the ordinary course of business, we enter into agreements with suppliers and other third parties that give rise to unconditional purchase obligations. For additional information regarding our unconditional purchase obligations, see Item 1 of Part I — “Financial Statements — Note 15 — Commitments and Contingencies.”

We believe our existing balance of cash and cash equivalents and short-term investments will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” We anticipate that future investments may require significant debt and/or equity financing. The sale of additional equity would result in dilution to our stockholders. The incurrence of debt would result in debt service obligations, and the instruments governing such debt could provide for operational and/or financial covenants that further restrict our operations. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital could adversely affect our ability to achieve our business objectives.

Cash Flows Three Months Ended March 31, 2026 and March 31, 2025

Cash flow information is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(67,252)	$(41,860)
Net cash used in investing activities	(166,007)	(1,711)
Net cash provided by (used in) financing activities	(1,050)	50,883

Operating Activities

For the three months ended March 31, 2026, our operating activities used $67.3 million of net cash compared to $41.9 million for the three months ended March 31, 2025. The increase in cash used in operating activities is primarily driven by an increase in activity on the ARDP Agreement, an increase in corporate headcount, and an increase in enterprise software costs and corporate contractors during the three months ended March 31, 2026 compared to the three months ended March 31, 2025.

Investing Activities

For the three months ended March 31, 2026, our investing activities used $166.0 million of net cash compared to $1.7 million for the three months ended March 31, 2025. The increase in net cash used in investing activities was primarily attributable to purchases of investments of $189.9 million, and a $31.7 million increase in capital expenditures related to the construction of facilities during the three months ended March 31, 2026. These increases in cash outflows were partially offset by proceeds from investment maturities of $38.1 million and a $19.3 million increase in reimbursements received during the period for capital expenditures qualifying under government grant programs.

Financing Activities

For the three months ended March 31, 2026, financing activities used $1.1 million of net cash compared to $50.9 million of net cash provided by financing activities for the three months ended March 31, 2025. The net cash used in financing activities during the three months ended March 31, 2026 was primarily due to $1.5 million of cash paid for transaction costs related to our initial public offering. The net cash provided by financing activities during the three months ended March 31, 2025 was primarily due to the January 2025 issuance of Series C-1 preferred units of $53.4 million, offset by $2.5 million of cash paid for associated issuance costs.

Material Cash Requirements from Known Contractual and Other Obligations

In addition to our contractual obligations and commitments described under “Liquidity and Capital Resources,” we lease real estate for office space. These leases are classified as operating leases with various expiration dates through 2037. See Note 8 — Leases more information regarding our lease commitments.

Critical Accounting Policies and Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity.

Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. Refer to Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of our other significant accounting policies.

The preparation of our condensed consolidated financial statements and related disclosures requires us to make estimates and judgments that affect the amounts reported in those condensed consolidated financial statements and accompanying notes. Although we believe that the estimates we use are reasonable, due to the inherent uncertainty involved in making those estimates, actual results reported in future periods could differ from those estimates.

Revenue and Cost Recognition

The Company generated all of its services revenue from contracts with customers, a substantial portion of which was generated from contracts with the U.S. Government. A majority of the Company’s contracts with the U.S. Government are generally subject to the Federal Acquisition Regulation and are priced based on estimated costs of providing the contractual services.

The Company accounts for a contract when the parties have approved the contract and are committed to perform on it, the rights of each party and the payment terms are identified, the contract has commercial substance, and collection of substantially all of the consideration is probable.

The Company evaluates if its contracts are partially in the scope of ASC 606, Revenue from Contracts with Customers, and partially in the scope of other guidance. For contracts partially in the scope of other guidance, the Company separates and allocates the arrangement consideration to those components in accordance with ASC 606 unless the other guidance provides its own separation and allocation guidance.

At contract inception, the Company determines whether the services to be provided are to be accounted for as a single performance obligation or as multiple performance obligations. This evaluation requires professional judgment, and it may impact the timing and pattern of revenue recognition.

The Company’s contracts may include variable consideration, such as adjustments to pricing based on performance or other contractual terms. Variable consideration is estimated at contract inception and updated throughout the contract term as additional information becomes available. The Company includes variable consideration in the transaction price only to the extent that it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved.

The Company generally recognizes revenue over time throughout the performance period as the customer simultaneously receives and consumes the benefits provided on services-type revenue arrangements. The Company satisfies its performance obligation as services are rendered. An input method is used for cost-based contracts, based on the cost of services which correspond directly with the value of the Company’s performance completed to date. For fixed-fee contracts, the Company applies an input method — specifically the cost-to-cost approach — where revenue is recognized in proportion to costs incurred, reflecting progress towards complete satisfaction of the performance obligation.

Contract modifications are reviewed to determine whether they should be accounted for as part of the original performance obligation or as a separate contract. When a contract modification changes the scope or price and the additional performance obligations are at their standalone selling price, the original contract is terminated and the Company accounts for the change prospectively when the new services to be transferred are distinct from those already provided. When the contract modification includes services that are not distinct from those already provided, the Company records a cumulative adjustment to revenue based on a remeasurement of progress towards the complete satisfaction of the not yet fully delivered performance obligation.

The Company utilizes other parties in the performance of some services. Based on the Company’s evaluation using a control model, the Company determined that in all of its performance obligations, it serves as a principal rather than an agent within its revenue arrangements. Revenue and the associated expenses are both reported on a gross basis within the condensed consolidated statements of operations and comprehensive loss.

Financial Instruments and Fair Value Measurements

We estimate fair value based on assumptions that active market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs. Fair value measurements are categorized according to the criteria below based on the lowest level of input that is significant to the overall fair value measurement of the instrument:

•
Level 1 inputs: Quotes prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;
•
Level 2 inputs: Inputs other than quoted prices included within Level 1 inputs that are observable for the asset or liability, either directly or indirectly; and
•
Level 3 inputs: Unobservable inputs for the asset or liability. These are used to measure fair value to the extent those observable inputs are not available, thereby allowing for situations in which there is minimal, if any, market activity for the asset or liability at the measurement date.

Recent Accounting Pronouncements

Refer to Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements of our condensed consolidated financial statements for additional information.

Emerging Growth Company (“EGC”) Status

The Company is an EGC as such term is defined under the JOBS Act. Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We will remain an emerging growth company until the earliest of  (i) December 31, 2031, (ii) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (“Exchange Act”), which would occur if the market value of our Class A common stock and Class B common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

The JOBS Act also provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act of 1933, as amended (“Securities Act”) for complying with new or revised accounting standards. An emerging growth company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily the result of fluctuations in foreign currency exchange rates and interest rates. Information related to quantitative and qualitative disclosure about this market risk is set forth below.

Foreign Currency Exchange Risk

Currency exchange rate fluctuations may impact our results of operations and cash flows. Foreign currency translation gains and losses arising primarily from changes in exchange rates on foreign currency transactions and balances are not hedged and are recorded in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. We do not trade in financial instruments for speculative purposes. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. As such, as of March 31, 2026, a 10% change in exchange rates versus the U.S. dollar would not have a material impact on our financial results and position.

Interest Rate Risk

We had no debt outstanding as of March 31, 2026.

We had cash and cash equivalents of $224.1 million as of March 31, 2026. Cash and cash equivalents consist of cash deposits, cash held in financial institutions and short-term investments, including debt securities purchased with an original maturity of three months or less. Our cash and cash equivalents are held for working capital purposes. We also had investments in debt securities, which are classified as held-to-maturity, of $719.9 million as of March 31, 2026, consisting of corporate bonds, U.S. government treasury bills, commercial paper and certificates of deposit and foreign issuer debt securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes.

Our held-to-maturity securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery. If recovery is not anticipated, we will record an impairment loss through earnings either by establishing a credit allowance or by directly reducing the security’s amortized cost basis if there is an intent to sell. As such, as of March 31, 2026, a 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2026 due to the material weakness in our internal control over financial reporting described below.

Previously Reported Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We previously identified a material weakness in our internal control over financial reporting for the years ended December 31, 2025, 2024 and 2023 that has not been remediated. The material weakness primarily relates to the lack of a sufficient complement of accounting and financial reporting personnel to analyze and interpret complex technical agreements and related valuations and ensure we record and disclose transactions appropriately.

In order to remediate this material weakness, we have taken and plan to take the following actions:

•
continuing to hire additional, qualified accounting and finance personnel; and
•
designing and implementing additional controls and processes that operate at an appropriate level of precision to ensure adequate review of highly complex technical agreements and valuations.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and Audit & Risk Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated the design and effectiveness of newly added controls over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitation on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, do not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Note 15 — Commitments and Contingencies to the condensed consolidated financial statements (included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occur, our business, operating results, financial condition, and prospects could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or a part of your investment.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties and this summary provides an overview of such risks. You should read this risk factor summary together with the more detailed discussion of risks and uncertainties following this summary.

•
We have not yet delivered a commercial Xe-100 or achieved final investment decisions for any deployments; our first-of-a-kind schedule, cost, and performance are uncertain and delays or setbacks, particularly on initial projects or finalizing our Xe-100 design, could materially harm our business, reputation, and finances.
•
We may not generate sufficient liquidity to fund operations and growth; our business is capital intensive and we will require substantial additional financing, which may not be available on acceptable terms and could be dilutive.
•
Our business depends heavily on U.S. government support, including the Advanced Reactor Demonstration Program (“ARDP”); future appropriations are uncertain, and any reduction, delay, or termination, or failure to obtain needed extensions or modifications under the Cooperative Agreement between the U.S. Department of Energy and X-Energy, LLC, Award No. DE-NE0009040, effective as of February 2, 2021 (“ARDP Agreement”) or increases due to inflation and cost growth, could materially and adversely affect our projects, fuel facility plans, and commercialization.
•
We face significant regulatory and licensing risks for both our reactors and fuel facilities; the U.S. Nuclear Regulatory Commission (“NRC”) and other regulatory approvals may be delayed, conditioned, or denied, including as a result of public interventions and hearings, which could increase costs and extend timelines.
•
Access to high-assay low-enriched uranium (“HALEU”) is limited and failure of commercial HALEU supply to materialize on required timelines and at predictable costs could delay fuel fabrication and reactor deployments and impair competitiveness.
•
Our cost, schedule, and unit economics are subject to substantial uncertainty, including inflation, supply chain constraints, labor availability, site-specific factors, and first-of-a-kind risks; if cost reductions from Nth-of-a-kind learning are lower or slower than expected, our products may not be cost competitive.
•
We have limited operating and commercial experience at our intended scale and configuration; latent design, manufacturing, construction, or operational issues may emerge late and be costly to remediate.
•
We rely on a limited number of specialized suppliers (including graphite and other nuclear-grade materials and first-of-a-kind components); supply disruptions, quality issues, shipping/logistics risks, tariffs, or trade policy changes could delay projects and increase costs.
•
Safety, security, and cybersecurity incidents at our facilities, our customers’ facilities, or elsewhere in the nuclear industry, could result in regulatory actions, project delays, increased costs, reputational harm, and reduced demand.

•
Market adoption of Gen IV small modular reactors (“SMRs”) is nascent and uncertain; demand may grow more slowly than expected, customers may defer or cancel projects, and our products may face competition from low-cost alternatives (including gas, renewables with storage, or other advanced reactors).
•
We face intense competition from domestic and state-supported international nuclear suppliers; competitors may have greater resources, faster regulatory paths in some jurisdictions, or lower costs, which could pressure pricing and margins.
•
Our reliance on key partners and customers, including Dow Inc. or its subsidiaries (“Dow”), exposes us to counterparty and execution risk; changes in partner priorities, funding, or timelines could materially affect our path to commercialization. Our September 2025 Joint Development Agreement (“JDA”) with Centrica is non-binding and may not result in definitive agreements or revenues.
•
Customer contractual terms (including Amazon’s priority queue slots, rights of first refusal, and most favored pricing) may constrain capacity allocation, compress margins, increase operational complexity, and expose us to payment or performance obligations.
•
Our fuel business depends on licensing and scaling our planned fuel fabrication facilities in Oak Ridge, Tennessee and subsequent facilities; delays in NRC licensing, materials qualification, or facility construction, or inability to recruit and retain specialized talent, could impair fuel availability and recurring revenue.
•
We may not carry insurance covering performance of the Xe-100 or all relevant project risks; even if obtained, insurance may be insufficient, or costly.
•
Changes in laws, regulations, incentives, export controls, or government policies could increase costs, delay approvals, limit market access, restrict technology transfers, or reduce the value of expected incentives.
•
Public perception and political support for nuclear energy can shift; adverse events, activism, or changes in policy priorities could slow licensing and deployment and increase costs.
•
Spent fuel and governmental waste management policies remain unsettled; customer concerns about storage or disposal costs and responsibilities could reduce demand for our technology.
•
We depend on key personnel and our ability to hire and retain highly specialized talent; shortages, immigration constraints, or turnover could delay programs and increase costs.
•
We have identified a material weakness in internal control over financial reporting; failure to remediate the existing weakness or to maintain effective controls could adversely affect our financial reporting and the market price of our stock.
•
We are subject to intellectual property risks; we may be unable to obtain, maintain, or enforce intellectual property rights, or we may face third-party claims that could require costly litigation, licensing, redesigns, or limit commercialization; our intellectual property (“IP”) protection is territorial and may be limited abroad.
•
Data privacy and cybersecurity risks could lead to service interruptions, regulatory inquiries, liability, and reputational harm; increased artificial intelligence (“AI”) use introduces additional privacy, IP, bias, and compliance risks.
•
We are exposed to construction, siting, industrial application, severe weather, disaster, and logistics risks; catastrophic events or unusual siting requirements could increase costs, delay schedules, and strain resources.
•
Compliance with government contracting requirements (such as the Federal Acquisition Regulation (“FAR”), False Claims, and pricing/cost rules) and audits carries risk of penalties, repayment, suspension, or debarment; U.S. budget deficits, shutdowns, and continuing resolutions may disrupt program funding and payments.
•
Export/import controls and sanctions can restrict sales, technology transfers, and collaborations; violations or policy shifts could result in penalties and lost market access.
•
Energy market rules and oversight (including the Federal Energy Regulatory Commission, North American Electric Reliability Corporation, and Independent System Operators/Regional Transmission Organizations market design) may affect customer project economics and indirectly our demand; noncompliance could result in sanctions on customers.
•
Tax law changes and interpretations (including the One Big Beautiful Bill Act (“OBBBA”)) may increase complexity, audit risk, and effective tax rates; changes in accounting estimates and quarterly variability could materially impact reported results.

•
As a holding company, we depend on distributions from our operating subsidiary to fund taxes, expenses (including under the Tax Receivable Agreement, dated April 23, 2026, by and among certain equity owners of XERC prior to our initial public offering (“TRA Holders”), X-Energy, Inc., and XERC (“TRA” or “Tax Receivable Agreement”)), and any dividends; such distributions may be restricted, and TRA payments (including with respect to a change of control (as defined in the Tax Receivable Agreement), material breach or early termination) may be substantial and could exceed realized tax benefits, constraining liquidity.

Risks Relating to X-energy’s Business

Our ability to execute on our business plan and our continued existence are dependent upon our ability to obtain additional funding and financing.

While we currently expect that we have sufficient sources of liquidity, taking into account our current cash on hand, to continue working on our reactor and fuel projects with our key customers and partners, we will need additional sources of funding and financing to support our ongoing operations and to execute on our business plan.

We have had, and expect that we will continue to have, an ongoing need to raise additional capital from outside sources to fund our operations and expand our business. Historically, our primary sources of funding to support our operations have been revenue from the ARDP Agreement, contributions and loans from members, loans from financial institutions and capital raises.

As of March 31, 2026, we had cash and cash equivalents of $224.1 million, short-term investment balances of $449.5 million and long-term investment balances of $270.4 million and continue to meet our obligations to customers, vendors, counterparties and employees in the ordinary course of business. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. We expect that working capital requirements will need to continue to be funded through a combination of cash on hand, funding awarded under the ARDP Agreement, and capital raises or indebtedness.

In addition, management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of our technology and the development of market and strategic relationships with other businesses. In particular, in connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development and commercialization of the Xe-100 and construction of our fuel fabrication facilities. In addition, in advance of certain project milestones, X-energy’s costs may increase as we fund select long lead-time procurement and engineering activities to support project timelines, which may subsequently be reimbursed or if a milestone is not achieved, utilized across other projects. We intend to finance these expenses with further issuances of debt or equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur interest expense. If we are unable to raise additional capital when desired, we may not be able to construct our fuel fabrication facilities, deliver the Xe-100 or any other reactor to customers on time or on budget or at all, conduct other research and development, undertake other projects, or fulfill our business plan, and therefore, we may need to delay or abandon these and other projects.

Any of the foregoing would materially and adversely affect our business, financial condition, operating results, and future prospects.

We may not generate sufficient revenues or liquidity to operate our business, and a successful transition to attaining profitable operations depends upon achieving a level of revenue adequate to support us.

We expect that working capital requirements will need to continue to be funded through a combination of cash on hand, funding awarded under the ARDP Agreement, and issuances of debt or equity securities. In addition, we will need to generate increased revenues sufficient to meet long-term operating requirements.

At present, our revenues are generally derived from contract services performed for the U.S. government and commercial entities from cost-share agreements such as the ARDP and research and development, product development, and fuel services provided to other government agencies and commercial entities. In the future, we expect to generate revenue through licensing or technology fees for the use of the proprietary intellectual property and build-to-print design of the Xe-100 technology, project planning, assembly coordination, construction support, regulatory support, procurement support, long-term services to customers and the supply of fuel and associated services. However, we have not yet entered into any such licensing, technology or other agreements, and there can be no assurances that customers will accept our anticipated fees and pricing under these agreements or that we will be able to charge the fees and pricing that we anticipate under our business plan. If we are unable to obtain sufficient fees and pricing under these agreements, our business, financial condition, operating results and future prospects will be materially and adversely affected.

Our revenue growth also may be adversely affected by other factors including: our inability to maintain, grow and develop X-energy products; our ability to continue to receive funding from government contracts; weakness in the industry generally; general economic conditions, including as a result of tariffs, high interest rates and inflation; terrorism, sanctions or other geopolitical events globally; global pandemics and other public health emergencies; increasing competition; and the other risks described in this “Risk Factors” section.

Our historical revenue growth is not indicative of our future performance. If we are unable to maintain, grow, and develop X-energy’s business and generate sufficient revenue and achieve profitability, our business, financial condition, operating results and future prospects will be materially and adversely affected. We may also achieve business growth in the quantity of deployed plants, but achieve lower than anticipated revenue on each deployment, including achieving lower than anticipated margin on our projects. Additionally, our cash needs may increase in the future as we focus on growing and developing products.

Our future capital requirements will depend on many factors, including the ability to continue to meet the applicable listing standards of Nasdaq, future credit losses, the ability to obtain the necessary financing to meet our obligations and repay liabilities arising from business operations when they come due, the ability to generate and maintain sufficient cash, and the ability to generate profitable operations in the future. There can be no assurance that our liquidity will be sufficient to achieve our long-term objectives, grow and develop our products, operate our business, or comply with the terms of any future indebtedness. If we are not able to generate sufficient revenues or liquidity to operate our business, and to support our long-term business plan, it would materially and adversely affect our business, financial condition, operating results, and future prospects.

We have not yet delivered the Xe-100 or any other reactor to customers and have not achieved final investment decisions for the purchase or deployment of any of our reactors, and there is no guarantee that we will be able to do so. Any delays or setbacks we may experience during our first commercial delivery, which is planned for the early 2030s, or failure to obtain final investment decisions could have a material adverse effect on our business, financial condition, operating results, and future prospects, and could harm our reputation.

The success of our business will depend in large part on our ability to successfully deliver the Xe-100 to customers on time and on budget at guaranteed performance levels, which would give greater confidence to our subsequent customers. There is no guarantee that our planned deployments of the Xe-100 will be successful, on schedule, or on budget, or that our customers will elect to exercise their options for additional Xe-100 units. We are in the design phase of the Xe-100, and as a result, our cost and schedule estimates are subject to significant uncertainty and change. Our current cost model and estimates have limited fidelity and may prove inaccurate, and our business may see material cost growth, schedule extensions, or scope changes that adversely affect project economics, final investment decisions and customer commitments.

Moreover, because the Xe-100 will be considered a first-of-a-kind technology, there can be no assurance that we will not experience operational or process failures and other problems during our first commercial deployment or any planned deployment thereafter. The nuclear industry has historically experienced significant cost overruns, schedule delays and cancellations on first-of-a-kind and follow-on projects, which have, in many cases, rendered projects uneconomical; similar dynamics could affect our projects notwithstanding our planning, risk management and contracting strategies. In the event that we fail to develop and successfully commercialize our technology, if we fail to develop such first-of-a-kind technologies before our competitors or if such technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business and financial condition could be materially and adversely impacted. Any failures, delays or setbacks, particularly on our first commercial deployments, would likely harm our reputation and have a material adverse effect on our business prospects, financial condition, results of operation and cash flows.

Any delays in the development and manufacture of our SMRs and related technology may adversely impact our business and financial condition.

We have previously experienced and may experience in the future, delays, cost overruns or other complications in the design, manufacture, production and delivery of the Xe-100 and related technology, such as TX-1 and TX-2, that could prevent us from delivering any SMRs on our current anticipated timeline. For example, as part of our iterative Xe-100 reactor design process, we employ phased development cycles and review gates to progress from concept through product delivery. Each system within the reactor plant undergoes a thorough assessment at each gate to determine if all product requirements (for example, performance, safety, delivery) are being met or are at risk of not achieving full capability. In the course of certain major gate reviews of the Xe-100 reactor design in the past, we identified areas where further design or analysis work was required to achieve a fully acceptable engineered design. Likewise, development delays at our TX-1 fuel fabrication facility site have occurred in connection with resolving certain infrastructure requirements and environmental analyses prior to commencing construction. While the aforementioned activities, and others like them, have not materially delayed delivery for a customer to date, they may do so in the future. If delays like these occur, if our remediation or resolution measures and process changes do not continue to be successful, if we fail to find satisfactory manufacturers or suppliers, or if we experience issues with planned manufacturing or construction activities or design and safety, we could experience issues or delays in reaching, sustaining or increasing deployment and sales of our SMRs. The effect of such delays may be increased as a result of rising commodity prices and interest rates, which have in the past and may in the future increase costs to us and to our customers and may adversely affect the competitiveness of our reactors compared to competing means of supplying electricity or heat.

We are highly dependent on our partnership with Dow for the successful and timely installation of the Xe-100 at our first-of-a-kind facility at one of Dow’s U.S. Gulf Coast sites under the ARDP, and any slowdown, suspension or termination of this project could have a material adverse effect on our business, financial condition, results of operations, cash flows and stock price.

Our agreements with Dow, including our Master Project Development Agreement (“MPDA”) and Commercial Cooperation Agreement (“CCA”), provide for certain engineering services, site selection, joint NRC licensing, technology use and further the ARDP-related work that is funded by Dow and is subject to the DOE’s and Dow’s ongoing support and approval. As such, we are reliant on Dow’s continued partnership to develop and finalize the project selected for the ARDP and to establish a framework to pursue industrial projects in connection therewith, including the initial deployment of the Xe-100 pursuant to the ARDP. Such framework includes critical elements for the successful deployment of our initial Xe-100, including marketing, project ownership structures, project delivery models, plant operations, incentive structures, finance arrangements and other joint responsibilities and obligations.

Our strategic plan contemplates the Dow project serving as a cornerstone reference facility to validate our technology, execution capabilities and commercial model. There is no guarantee that this project will proceed as planned, on schedule or on budget. As a first-of-a-kind facility, it is subject to significant uncertainties, including permitting and regulatory approvals, engineering and design changes, supply chain constraints (including long-lead time nuclear components and fuel), contractor performance, labor availability, site access and infrastructure, safety or environmental incidents, community opposition, financing availability, force majeure and other factors beyond our control. We also depend on Dow and other counterparties to perform their obligations; we do not control their decisions, priorities or operations. For example, Dow may terminate its MPDA and CCA with us at any time for convenience without regard for our performance. Cost growth, schedule extensions, scope changes or performance shortfalls at this facility could impair project economics, delay or prevent subsequent customer commitments and final investment decisions, and damage our reputation. If Dow were to terminate and neither Dow nor another potential near-term customer enters into similar agreements with us, our initial deployment of the Xe-100 and ongoing services associated with such deployment could be significantly delayed, and the initial deployment of the Xe-100 under the ARDP government cost-sharing arrangement could also be significantly delayed. This could adversely affect our business, financial condition, results of operations and cash flows.

Any slowdown, suspension or termination of work on the Dow facility due to technical challenges, regulatory or legal proceedings, funding constraints, counterparty defaults or termination or other disruptions could materially and adversely affect our ability to commercialize our technology, limit revenue generation, increase cash burn, require additional capital on unfavorable terms, and reduce investor confidence. Such events, particularly because of the project’s prominence and first-of-a-kind nature, could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows, and could result in significant volatility in, or a decline of, our stock price.

The Dow project timeline extends beyond the ARDP funding period, which could result in significant incremental funding requirements for Dow and adversely affect the project.

The Dow project’s Construction Permit Application is anticipated to be received in the first quarter of 2027, following which construction can commence, and its commercial operations date is expected to be in the early 2030s. This timeline extends beyond our current ARDP budget period, which runs through August 2026, and beyond the maximum period of performance under the ARDP Agreement, even assuming all extensions are obtained. Based on the original February 2021 award contractual date, the outside date for ARDP funding is expected to be in or around 2030 (assuming the maximum three-year extension is granted). Without another extension or change in the contract, which would require approval beyond the authority provided in the ARDP Agreement, construction activities scheduled to occur after 2030 would not be eligible for ARDP reimbursement.

If the Dow project is unable to be completed within the ARDP funding period, Dow would then be requested to fund the remaining costs related to the construction of the reactor without ARDP reimbursement. The precise funding requirement that would need to be borne by Dow absent ARDP reimbursement depends on the stage of project completion at the time ARDP funding expires, the scope of remaining construction activities, and market conditions at that time. If Dow is unwilling or unable to do so, the Dow project could be delayed or terminated, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

As of March 31, 2026, we have been reimbursed approximately $508.0 million in ARDP funding. The DOE manages allocation and reimbursement of funds appropriated by Congress, approval of extensions, and compliance with program requirements. If extensions are not granted or if the project timeline extends further than currently anticipated, the incremental funding requirement that Dow would need to bear for its portion of the ARDP project could increase materially. Any such increase could affect Dow’s final investment decision, cause delays or modifications to the project scope or timeline, or lead Dow to terminate its participation in the project. X-energy is under no obligation to continue funding the Dow project or construction on the plant itself in the event Dow does not make a final investment decision in the Dow project.

Our joint development agreement with Centrica is non-binding, and there can be no assurance that it will result in definitive agreements or any future revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our JDA with Centrica to explore the potential deployment of the Xe-100 in the U.K. is non-binding. The JDA is preliminary in nature and does not obligate either party to enter into definitive agreements, commit capital, or proceed with any specific project. The continuation of discussions and any future collaboration remain subject to a number of conditions and contingencies, including, among others, negotiation and execution of binding contracts, receipt of regulatory approvals, site selection, financing arrangements, and the satisfaction of other commercial and technical requirements.

There can be no assurance that we will be able to reach agreement with Centrica on definitive terms, or that any project contemplated by the JDA will proceed. Even if definitive agreements are reached, the timing, scope, and economics of any resulting project may differ materially from our current expectations. If the relationship with Centrica does not progress as anticipated, or if Centrica elects not to move forward with the development or purchase of our reactors, we would not realize any of the potential revenues or strategic benefits associated with the arrangement. Any failure to convert the JDA into a binding commercial agreement, or any delay or cancellation of potential projects under the JDA, could adversely affect our business, financial condition, results of operations and cash flows.

Our sales and profitability may be impacted by, and we may incur liabilities as a result of, terms to certain customers, our failure to meet performance guarantees under customer contracts or customer safety standards.

Terms in contracts or agreements we have or will enter into with existing or future customers may constrain our capacity allocation, impact our pricing and margins, and limit our strategic flexibility. Under our agreements with Amazon, we have granted Amazon first-priority allocation of Xe-100 manufacturing queue slots across 2031 to 2039 to allocate to utilities and independent power producers, primarily current nuclear operators, who will ultimately own and operate the SMR facilities. We have also granted Amazon a right of first refusal on a portion of our scheduled delivery. While Amazon is not obligated to purchase, its rights could limit our ability to allocate capacity to other customers and may lead to underutilization or planning inefficiencies if Amazon delays or declines to exercise its allocated capacity. Under our agreements with Amazon, we are also obligated to offer Amazon the most favorable pricing and commercial terms available to any non-affiliate customer, including minimum TRISO-X fuel allocations commensurate with our most favored customers. If we cannot make a reserved slot available, we must use commercially reasonable efforts to provide replacement capacity to honor our targets under the agreement.

These commitments may reduce our flexibility to prioritize higher-margin or strategic customers and require us to match the best terms we offer to others, which could compress margins and adversely affect revenue mix. They may also increase operational complexity and costs (including TRISO-X fuel allocations) and result in disputes. Additionally, successor and transfer provisions require any transferee of manufacturing assets or relevant equity interests to assume queue-slot obligations, which could limit our ability to pursue strategic transactions or restructurings on favorable terms.

Under our agreements with Amazon, beginning on the fifth anniversary of the commercial operations date of the first Amazon-sponsored project, we are required to make payments to Amazon reflecting the cost efficiencies we have achieved relative to the power purchase agreement prices applicable to the initial projects. Although our requirement to make such payments may be deferred if it would exceed a certain percentage of our free cash flow or we are in an event of default under a future credit agreement and the credit agreement prohibits us from making payments, these obligations could be material, and could adversely affect our liquidity, cash flows, and financing flexibility, particularly if our costs decline on other projects, which would increase the premium owed on Amazon-sponsored projects. The timing and magnitude of payments may be volatile due to annual reforecasts, project performance, and exogenous variables, reducing cash available for operations, investment, and debt service, and potentially extending the final maturity beyond our original expectations.

Further, we anticipate that our customers may require performance guarantees as to the performance of the Xe-100s we deliver. Prospective future customers may also require that we comply with their own unique requirements relating to their compliance with policies, priorities, regulations, controls, and mandates, including the provision of data and related assurances for environmental, social, and governance-related standards or goals, and such compliance may add cost and timeline uncertainty or risk. Failure of our products to operate properly or to meet specifications of our customers or our failure to meet our performance guarantees may increase costs by requiring additional engineering resources and services, replacement of parts and equipment or monetary reimbursement to a customer, or could otherwise result in liability to our customers. There are significant uncertainties and judgments involved in estimating performance guarantee obligations, including changing product designs, differences in customer installation processes and failure to identify or disclaim certain variables. To the extent that we incur substantial performance guarantee claims in any period, our earnings and ability to obtain future business could be materially adversely affected.

Any capacity figures and unit economics utilized by us are illustrative in nature, are based on a number of assumptions, and may not reflect our actual future performance.

Any capacity figures or unit economics numbers utilized by us are based on our current agreements with customers, including Dow, Amazon, and Centrica, and reflect our internal assumptions regarding the capacity of the Xe-100, the number of units that may be deployed, and the time periods in which we anticipate such units being constructed and placed into service. Numerous risks and uncertainties could cause the actual deployed capacity or unit economics to differ materially from the illustrative figures, including our and our customers’ ability to successfully construct and deliver Xe-100s (none of which have been built or operated to date) or to do so on a timely basis, obtain required regulatory approvals, secure adequate financing, and manage supply chain constraints, labor availability, cost overruns, and construction delays. In addition, customers such as Dow, Amazon, and Centrica have rights to delay, reduce, or terminate their commitments, and any such changes, along with potential modifications in the scope, scale, or timing of customer projects, technological or engineering challenges, or shifts in energy policy, electricity market demand, or public acceptance of nuclear power, could materially impact our ability to achieve our estimated levels of capacity. As a result, our actual cumulative deployed capacity and unit economics may be substantially less than we anticipate, or may not be achieved at all, and investors should not place undue reliance on these estimates in evaluating our business, financial condition, operating results or future prospects.

We do not carry insurance coverage for the risks associated with the Xe-100 or its components’ performance, and our current insurance coverage may not be adequate, or we may not be able to obtain insurance at acceptable rates at all.

We do not carry insurance coverage for the performance of the Xe-100 or its components’ performance. Even if we purchase this kind of insurance, the insurance may not fully protect us from the financial impact of defending against product liability claims that may occur in future. In the event that our technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business and financial condition could be materially and adversely impacted. Other than contractual protections provided by our vendors for certain components and systems, we have not employed other risk sharing structures to mitigate all risks associated with the successful delivery and performance of the Xe-100. As we have not yet delivered the Xe-100 or any other reactor to customers, we have determined that our current insurance coverage is sufficient for our business operations. However, we may need to purchase additional insurance to operate our business. If we fail to obtain the required insurance, or if we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption for which we are not adequately covered under our existing insurance, our business and results of operations could be materially and adversely affected.

We depend significantly on U.S. government contracts, which often are only partially funded, subject to immediate termination, and heavily regulated and audited. Continued full funding of, and any upward adjustments to funding available under, the ARDP are subject to future government appropriations and continued political support. Our ability to access ARDP funding is subject to significant timing and regulatory risks. The termination of, or failure to fully fund, the ARDP, or our failure to timely secure upward adjustments in the ARDP funding to cover actual costs could have a material, adverse impact on our business prospects, relationship with our partners, financial condition, results of operations and cash flows and may result in a more limited ARDP fuel facility development, changes to project development timelines, or other commercial changes to the ARDP.

In addition to at least $500 million in funding appropriated in FY2020-FY2024, the Infrastructure Investment and Jobs Act (Public Law 11758) appropriated funds for the ARDP in total of $2.47 billion. Of ARDP funding to date, at least $1.1 billion has been allocated to X-energy’s award. Ongoing ARDP funding is provided to X-energy through Continuation Applications for each “budget period”, with the latest funding through at least August of 2026. Congress has appropriated funding that was allocated towards X-energy’s award in a total of approximately $1.1 billion of the $1.2 billion commitment to support our ARDP award. Additionally, the U.S. Congress has also appropriated $3.1 billion to ARDP, some portion of which we expect to be allocated to X-energy. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As of March 31, 2026, we have been reimbursed approximately $508.0 million in funding under the ARDP. We cannot predict the extent to which funding may be increased, if at all, or if total funding may be reduced as part of a subsequent appropriations process ultimately approved by the U.S. Congress and the President of the U.S. or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for the ARDP would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of the ARDP or the failure to commit additional funds to the ARDP could result in lost revenue and increase our overall costs of doing business, and may result in the deferral or more limited development of TX-1, and jeopardize our ability to complete our initial deployments of the Xe-100, which could adversely affect our ability to market and deploy Xe-100 units to other customers, and other adverse commercial effects.

Under the ARDP Agreement, if we fail to incur eligible costs within the currently approved period of performance, including any DOE-approved extension, we would forgo reimbursement for such costs and could face de-obligation of unobligated funds at closeout. Extensions under the ARDP Agreement are at the DOE’s discretion. If the DOE denies or limits an extension, our ability to claim ARDP reimbursement after 2027 could be materially curtailed. Continuation of funding across budget periods is further contingent on additional appropriations and DOE policy. Any adverse appropriations outcomes, performance shortfalls, or contractual compliance issues could materially reduce or eliminate ARDP funding available to us. Because the award is incrementally funded and DOE’s maximum share at any time is capped at amounts actually obligated, even with an extension granted, we may not receive additional ARDP funding unless and until DOE agrees to obligate further amounts to us.

Generally, U.S. government contracts are subject to oversight audits by U.S. government representatives. Such audits could result in adjustments to our contract costs. Any costs found to be improperly allocated to a specific contract will not be reimbursed, and such costs already reimbursed must be refunded. We have recorded contract revenue based on costs we expect to realize upon final audit. However, we do not know the outcome of any future audits and adjustments, and we may be required to materially reduce our revenue or profits upon completion and final negotiation of audits. Negative audit findings could also result in termination of a contract, forfeiture of profits, suspension of payments, fines or suspension or debarment from U.S. government contracting or subcontracting for a period of time.

U.S. government contracts generally contain provisions permitting termination, in whole or in part, without prior notice at the U.S. government’s discretion upon payment only for work done and commitments made at the time of termination. Under some contracts, we are a subcontractor and not the prime contractor, and in those arrangements, the U.S. government could terminate the prime contractor for convenience without regard for our performance as a subcontractor. We can give no assurance that one or more of our U.S. government contracts will not be terminated under those circumstances. Also, we can give no assurance that we would be able to procure new contracts to offset the revenue lost as a result of any termination of our U.S. government contracts. Because a majority of our revenue is dependent on our performance and payment under our ARDP Agreement, the loss of that particular contract could have a material adverse impact on our business, financial condition, operating results and future prospects.

Our contracts and services with the U.S. government are also subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows. The U.S. government has implemented, and may continue to implement initiatives focused on efficiencies, affordability and cost control and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, operating results and future prospects.

Failure to comply with applicable regulations and requirements could lead to fines, penalties, repayments, or compensatory or treble damages, or suspension or debarment from U.S. government contracting or subcontracting for a period of time. Among the causes for debarment are violations of various laws and regulations, including those related to procurement integrity, export control (including the International Traffic in Arms Regulations at 22 C.F.R. Parts 120-130), U.S. government security, employment practices, protection of the environment, accuracy of records, proper recording of costs and foreign corruption. The termination of a U.S. government contract or relationship as a result of any of these acts would have an adverse impact on our operations and could have an adverse effect on our standing and eligibility for future U.S. government contracts.

Government funding is subject to the political process, which is inherently unpredictable, highly competitive and dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which may be affected by changes in U.S. government policies resulting from various political developments. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by the current administration or future administrations and changing congressional funding priorities, we may be unable to secure continued government funding under the ARDP or any requested increases to such funding. Our failure to secure upward adjustments in the ARDP funding to cover actual costs could have a material, adverse impact on our business prospects, which would materially and adversely affect our development timeline, financial condition, relationship with our partners, results of operations and cash flows. In addition, any such failure to obtain requested increases to such funding could result in a more limited ARDP fuel facility development or other commercial changes.

In addition, in connection with future requests for increases to funding under the ARDP, in connection with our entry into U.S. government contracts, or for any other reason, the U.S. government may stipulate conditions or make certain requests of us in return, including, but not limited to, requests for amendments to existing U.S. government contracts or requests to acquire and/or purchase shares of our Class A common stock or other securities that give the U.S. government the right to acquire shares of our Class A common stock. Any such conditions or requests, whether or not we agree to them, and the terms of any such securities, could have a material adverse impact on our relationship with the U.S. government, could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows, and could result in significant volatility in, or a decline of, our stock price.

Our ability to receive ARDP funding is subject to budget period limitations, extension approvals, and an outside date, and we may not receive the full amount of the ARDP reimbursement.

Our current ARDP Agreement provides for 50% reimbursement of $2.4 billion in eligible costs ($1.2 billion in total reimbursement). As of March 31, 2026, we have received approximately $508.0 million in ARDP funding. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March of 2025 and extends through August 2026. At the time of the initial award, the estimated total project cost was approximately $2.4 billion, which reflected management’s then-current estimates for design, licensing, fuel fabrication facility construction of TX-1, and demonstrator reactor construction activities over the program period. Since 2020, the estimated total project costs have increased, and we expect that cost estimates will continue to be revised in connection with each budget period’s Continuation Application as project scope, market conditions, and external factors evolve.

Continuation of funding is contingent on DOE approval of additional budget periods. Extensions under the ARDP Agreement are at the DOE’s discretion and are subject to criteria including: (1) availability of appropriations; (2) availability of future-year budget authority; (3) substantial progress toward meeting project objectives; (4) submittal of required reports; and (5) compliance with the terms and conditions of the award. We submit a Continuation Application to the DOE to extend funding; however, there can be no assurance that extensions will be approved. As part of the Continuation Application process required under the ARDP Agreement, we are required to submit updated budgets for each subsequent budget period, which are subject to review and approval by the DOE. These updated budgets reflect the best information available at the time of submission and may differ materially from prior estimates due to the factors described above. The DOE’s current reimbursement share under the ARDP is $1.2 billion (representing 50% of the original $2.4 billion estimate), meaning any increases in estimated project costs above the original $2.4 billion estimate without adjustment of the current award value would require X-energy and Dow to fund the incremental amounts from non-ARDP sources. If actual project costs exceed the amounts eligible for ARDP reimbursement, we and Dow would be required to bear the full amount of such excess costs without government cost-sharing, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. X-energy and Dow are under no obligation to continue funding the project scope from ARDP.

Under the ARDP Agreement, the total extension of the period of performance may not exceed three years beyond the original 7 year award period, resulting in a maximum period of performance of 10 years. Any additional extension would require an approval within DOE beyond the authority provided in the ARDP Agreement. Based on the original award date in February 2021, the outside date for ARDP funding, assuming all extensions are granted, is expected to be in or around 2030. Dow, as our partner under the ARDP Agreement, does not separately need to apply for ARDP funding or extensions. Dow’s 50% reimbursements for the Dow project are tied to project milestones. If the Dow project, with a target commercial operations date in the early 2030s, is unable to be completed within the ARDP funding period and Dow elects to construct the project, Dow would then fund remaining costs related to the construction of the reactor without ARDP reimbursement. If Dow is unwilling or unable to do so, the Dow project could be delayed or terminated, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. X-energy is under no obligation to fund the construction of the Dow project, and is under no obligation to construct a reactor without a final investment decision from Dow.

If we fail to incur eligible costs within the currently approved period of performance, including any DOE-approved extension, we would forgo reimbursement for such costs and could face de-obligation of unobligated funds at closeout. Even with an extension granted, we may not receive additional ARDP funding unless and until DOE agrees to obligate further amounts to us. Any adverse appropriations outcomes, performance shortfalls, contractual compliance issues, or denial of extension requests could materially reduce or eliminate ARDP funding available to us, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The original ARDP cost estimate was developed in 2020 and has since increased; future cost increases may require us and our partners to fund amounts in excess of available ARDP reimbursement.

The ARDP Agreement was based on management’s reasonable cost estimates developed at the time of X-energy’s ARDP application in 2020. At the time of award, total estimated project costs were approximately $2.4 billion, with DOE providing $1.2 billion in 50/50 cost-share reimbursement for eligible costs under the ARDP Agreement. This reflected management’s then-current estimates and did not account for subsequent inflation, supply chain cost increases, scope evolution, or other factors that have since affected project costs.

Since the original award in 2020, our estimated project costs have increased, and we expect that cost estimates will continue to be revised in connection with each budget period’s Continuation Application. The nuclear industry has historically experienced significant cost overruns on first-of-a-kind projects. While the Xe-100’s modular design is intended to reduce first-of-a-kind risks, we cannot provide assurance that cost increases will not occur. Factors that may contribute to cost increases include:

•
Inflation and general price escalation across labor, materials, and services;
•
Supply chain disruptions and increased costs for nuclear-grade materials and components;
•
Scope refinements and design modifications resulting from ongoing engineering work;
•
First-of-a-kind engineering challenges and regulatory requirements;
•
Extended project timelines, including potential delays in obtaining regulatory approvals; and
•
Changes in tariff regimes or trade restrictions affecting procurement costs.

As part of the Continuation Application process, we submit updated budgets to the DOE for each budget period, including cost estimates and supporting justification. These updated estimates are subject to DOE review and approval and may differ materially from prior estimates. In January 2026, Congress appropriated additional funding of $3.1 billion towards three Advanced Reactor programs, including (1) the Generation III SMR deployments, (2) the Risk Reduction for Future Demonstrations Program, and (3) the Advanced Reactor Demonstration Program, of which X-energy is one of two awardees. We expect to be allocated some portion of this to our project incremental to the current $1.1 billion allocated to date. If the DOE does not approve updated budgets or if additional funding is not appropriated by Congress, we may be unable to complete project activities within the ARDP cost-share framework. This could require us to obtain additional capital on terms that may not be favorable, which could materially impact our business, financial condition, operating results and future prospects.

Our business plan may also include the development of other configurations of our SMR or other new projects, and makes certain assumptions with respect to learnings, efficiencies, and regulatory approvals as a result of this new development approach which may not be accurate or correct. Any adverse change to these assumptions may have a material adverse effect on our business prospects, financial condition and results of operations and cash flows.

We compete in a market characterized by rapid technological advances, evolving regulatory standards in software technology and frequent new product introductions and enhancements. To succeed, we may also rely on the development of other configurations of our SMRs or other new projects we may decide to undertake. The development of other configurations of our SMRs, or the undertaking of other new projects, has inherent risks, including, but not limited to:

•
higher than expected research and development costs;
•
delays or unexpected costs in developing new plant configurations;
•
inability or delays in obtaining regulatory approval;
•
customers delaying purchase decisions in anticipation of new configurations;
•
customer confusion and extended evaluation and negotiation time;
•
educating our sales, marketing, and consulting personnel to work with new configurations;
•
competition from earlier and more established entrants;
•
market acceptance of earlier configurations; and
•
the accuracy of assumptions about the nature of customer demand.

If we are unable to successfully introduce, market, and sell other configurations of our SMRs, or undertake any other new projects in a timely and cost-effective manner, and properly position and/or price our products, our business, financial condition, operating results and future prospects could be materially impacted.

If we fail to manage our growth effectively, we may be unable to execute our business plan, and our business, financial condition, operating results and future prospects could be harmed.

In order to achieve the substantial future revenue growth we have projected, we must finalize our reactor design, receive regulatory approvals, including NRC licensing of additional fuel fabrication facilities, and continue to develop and market new products and services to traditional and nontraditional end users. We intend to expand our operations significantly to meet anticipated demand. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will be dependent on:

•
hiring and training new personnel with the skill and expertise required;
•
completing the licensing and construction of TX-1, TX-2 and subsequent fuel fabrication facilities and optimizing the production of our TRISO-X fuel;
•
finalizing our reactor design and developing new technologies and services (e.g., training, maintenance, procurement);
•
optimizing applications of our reactors to serve both traditional utility and electric power customers and a broad base of nontraditional industrial customers interested in utilizing the efficient high temperature heat produced by our design;
•
controlling expenses and investments in anticipation of expanded operations and rising costs;
•
manufacturing and maintaining a sufficient supply of pebbles;
•
managing the costs of our reactors;
•
managing construction timelines, performance and budgets of our engineering, procurement and construction (“EPC”) partners and other third-party contractors;
•
upgrading the existing operational management and financial reporting systems and team to comply with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to expand our sales and marketing, research and development, customer and commercial strategy, products and services, supply chain, and manufacturing functions, among others. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Our continued growth could increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our SMRs and related equipment, delays in production, challenges in scaling up fuel and component fabrication capacity and difficulty sourcing adequate raw material, such as graphite and HALEU (which our customers are responsible for procuring), for our reactors. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

Further, if our capital needs are greater than anticipated or the timing of expenditures accelerates, we may need to raise additional debt or equity, reduce scope, defer projects, or pursue alternative delivery models and risk-sharing structures; there can be no assurance such capital will be available when needed or on acceptable terms. See Risks Related to X-energy’s Capital Resources — In order to fulfill our business plan, we will require additional funding. To the extent we require such additional investor funding in the future, such funding may be dilutive to our investors and no assurances can be provided as to terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding. The terms of any financing that we pursue may be less favorable than previously anticipated and could become even less favorable depending on the amount of funds we may require.

There is limited commercial operating experience for our planned SMRs and facilities, configuration, and scale. This creates risks in cost and schedule estimates and lack of recent domestic commercial experience in terms of labor and supply chain and other factors may result in greater than expected construction costs, deployment timelines, maintenance requirements, differing power output and greater operating expense.

While our SMR design will be actively managed through design reviews, prototyping, testing, involvement of external partners with subject matter expertise, and application of approaches utilized in the operation of the Xe-100, we could still fail to identify latent design, manufacturing, construction, and operations issues early enough to avoid negative effects on production, fabrication, construction or the ultimate performance of the Xe-100 and related technologies, or we may encounter unexpected regulatory issues. Moreover, the cost and time associated with the construction and maintenance of our SMRs may be greater than we or our customers expect because we or they may face a lack of a domestic labor force with relevant commercial experience and an inexperienced or insufficient supply chain for this type of reactor. Where these issues arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business.

Although we expect nearly all of the cost to construct the Xe-100 is or will be borne by our customers, such costs incurred by our customers could significantly exceed their and our expectations, including for reasons outside of their and our control, which could make existing or prospective customers less likely to contract with us and use our SMR design in the future, which could have a material adverse effect on our business, results of operations and financial prospects.

We have not yet entered into any technology fee agreements with our customers, which could materially impact our revenue model.

A key component of our business model is the ability to reach binding agreements with potential customers for the use of and access to our Xe-100 technology and designs and to realize the fees associated with such agreements. To date, we have not entered into any such agreements with our customers, and our customers have not paid such fees, and there can be no assurance that they will enter into such agreements in the future at levels currently anticipated or at all. Potential customers may resist paying technology fees given the substantial capital expenditures already associated with the construction of SMRs, or the potential development of alternative technologies that may prove more efficient or effective. If we are unable to enter into these agreements or enforce or collect these fees, our expected revenue streams could be materially reduced.

Any failure to effectively create the design, ensure its commercial viability and implement the construction and operations of our planned SMRs and facilities or ensure cost competitiveness could reduce the marketability of X-energy designs and has the potential to impact deployment schedules.

Creating our designs and ensuring their commercial viability and implementing the construction and operations will be necessary to be competitive and attractive in the market, particularly in the U.S. where the price of power is generally lower than in certain other key markets. If we are not able to achieve and maintain cost competitiveness of our fuel or our planned SMRs in the U.S. or elsewhere, our business could be materially and adversely affected.

We may not attract customers to our Xe-100 technology as quickly as we expect, or at all, and acquiring customers may be more expensive than we currently anticipate.

Adoption of the Xe-100 among our potential customers may progress more slowly than we anticipate or it may be more expensive to bring potential customers into our pipeline. Any delay or failure to attract potential customers to our reactors or SMR technology may have a material and adverse impact on our business and financial condition.

The amount of time and funding needed to bring our nuclear fuel to market at scale may significantly exceed our expectations. Any material change to our assumptions or expectations, or any material overruns or other unexpected increases in costs, could have a material adverse effect on our financial condition and on our ability to develop and market other coated particle fuels.

The development of our TRISO-X fuel at scale will take a significant amount of time and funding. TRISO-X fuel is produced through a highly specialized, small-batch manufacturing process. Scaling from pilot-scale production to commercial-scale production involves significant technical, regulatory, and economic challenges. Any shortfall in research, development, and testing funds, unexpected or significant increases in costs, any delay in achieving fuel development milestones, and any uncertainty in regulatory licensing timelines or adverse public reaction to developments in the use of nuclear power by special interest groups, community organizations and state and local government agencies leading to environmental litigation or other legal proceedings could result in significant delays and cost overruns and could adversely affect our ability to deploy, and our customers’ ability to operate, the Xe-100. At this stage, we cannot accurately predict the amount of funding or the time required to successfully manufacture and sell our nuclear fuel in the future at scale. The actual cost and time required to commercialize our fuel technology may vary significantly from our initial forecasts depending on, among other things:

•
the results of our research and product development efforts;
•
the cost of developing or licensing our nuclear fuel and TX-1, TX-2 and any subsequent fuel facilities;
•
the cost to construct and operate TX-1, TX-2 and subsequent fuel fabrication facilities, including potential construction delays;
•
the ability of customers to efficiently adopt and use TRISO-X fuel in their reactors;
•
changes in the focus and direction of our research and product development programs;
•
access to test facilities;
•
competitive and technological advances;
•
the cost of filing, prosecuting, defending, and enforcing claims with respect to patents;
•
the regulatory approval process;

•
the fuel manufacturing process;
•
adverse public reaction to the developments in the use of nuclear power resulting in environmental litigation or other legal proceedings;
•
staffing and training qualified personnel to operate TX-1, TX-2 and any other TRISO-X fuel facilities;
•
the scalability of our TRISO-X fuel operations;
•
availability and cost of materials necessary for fuel manufacturing, including LEU, HALEU, graphite, process gases, and chemicals, among others; and
•
marketing and other costs associated with the commercialization of these technologies.

Because of this uncertainty, even if financing is available to us, we may need significantly more capital than anticipated, which may not be available on terms acceptable to us or at all. As a result, the expected revenues and other expected benefits from our nuclear fuel technology may be delayed or never realized. Any material change to our assumptions or expectations, or any material overruns or other unexpected increase in costs, could have a material adverse effect on our expected revenues, gross margins, estimates of our economics and our potential to develop and market other coated particle fuels.

If our customers are unable to access HALEU, our ability to manufacture TRISO-X fuel will be adversely affected, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

Existing commercial nuclear infrastructure, including enrichment facilities and fuel fabrication facilities, were in most cases designed and are currently licensed to handle uranium in pellet and rod form, with enrichment up to 5% of the isotope Uranium 235 (LEU). Our fuel designs are based on a spherical pebble design composed of graphite, pyrolytic carbon and silicon carbide encapsulated uranium particles that have been enriched up to 15.5% for use in the Xe-100. This higher enriched uranium (greater than 5% but still below 20%) is known as HALEU. Supplying HALEU to our TX-1, TX-2 and any subsequent fuel fabrication facilities, which will manufacture the fuel for our SMRs, will require certain modifications to NRC licensing of existing commercial uranium enrichment facilities, none of which are owned or operated by us, along with the construction of our facilities and construction and NRC licensing of any subsequent fuel fabrication facilities.

Presently, HALEU enrichment services are available only in limited quantities globally. In the U.S., HALEU can be sourced in limited quantities from the DOE, and a limited domestic supply from the private sector that we do not expect will be a significant source of our HALEU. For example, we were allocated HALEU from the DOE Office of Nuclear Energy's HALEU Allocation Program in April 2025. The HALEU allocation is expected to provide a total supply of around 7.6 MTU which we estimate will be enough for our first Xe-100 plant with Dow. Despite U.S. government initiatives designed to ensure initial HALEU quantities, including the establishment of the HALEU Availability Program to ensure access to HALEU for civilian domestic research, development, demonstration, and commercial use, the HALEU program is still in its early stages, and significant progress is required to achieve reliable and scalable production.

Government funding is subject to the political process, which is inherently unpredictable and can be highly competitive. The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which may be affected by changes in U.S. government policies resulting from various political developments, including efforts to negotiate an increase in, or suspension of, the debt ceiling. If an alternative commercial-scale supply of HALEU outside of Russia or China fails to materialize, including as a result of a lack of political support for the prioritization of the development of nuclear energy or otherwise, it may affect our ability to secure HALEU fuel in the future, which would materially adversely affect our business, financial condition, operating results and future prospects.

Our initial ARDP plant deployment may consequently depend on HALEU feedstocks released by the U.S. government, which may initially be in the form of highly enriched uranium, or “HEU” (enriched above 20%), that will be down-blended to HALEU levels for use in our TX-1, TX-2, any subsequent fuel fabrication facilities and, ultimately, in ARDP reactors owned and operated by our partners. HEU can be processed to HALEU by only a limited number of licensed U.S. third parties. These third parties do not currently produce commercial levels of HALEU and may require regulatory approvals and process changes in order to produce the HALEU we require for the ARDP project. Our customers’ longer term fuel feedstock supply arrangements and subsequent fuel fabrication, whether related to X-energy’s TRISO-X fuel or other coated particle fuels we may manufacture for others, are likely to rely on commercial suppliers that do not yet produce and market HALEU, and which will also require NRC regulatory licenses in order to do so. Therefore, our customers’ ability to obtain adequate long term HALEU supplies for our reactors on a predictable schedule and at a predictable cost may be impaired, and activities like fuel loading, testing, and ultimate operation of our SMRs may be delayed, and our customers may be exposed to cost and schedule uncertainty, all of which may negatively affect the competitiveness of our SMRs.

Any HALEU enrichment facility will need to secure NRC licenses to enrich uranium to HALEU levels, and our TX-1, TX-2 and any subsequent fuel fabrication facilities will require an NRC license to accept and fabricate HALEU into TRISO-X fuel. In

February 2026, we received a Special Nuclear Material License from the NRC that establishes TX-1 as the first-ever Category II nuclear fuel facility licensed in the United States, enabling TRISO-X to commercially manufacture fuel using HALEU at its TX-1 site under an initial 40-year license. We plan to construct TX-2 on the same site, which we believe will allow for the license to extend to both facilities. There is risk of relevant entities within the nuclear power industry being slow to make any required facility infrastructure modifications or to obtain, maintain or extend required licenses or approvals to enable such enrichment of HALEU fuel. Finally, there is a risk associated with possible negative public perception of uranium enrichment to greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs. Should any of these events occur, our business would be materially adversely impacted.

Unsatisfactory safety performance or security incidents at our facilities, or any nuclear facility around the world, could have a material adverse effect on our business, financial condition, operating results and future prospects.

We design and will facilitate the manufacturing of highly sophisticated SMRs that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties. Failures, disruptions or compromises to our or our third parties’ systems or facilities may be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, targeted cyberattacks, other intentional conduct, or similar events or incidents. While we have built operational processes designed to ensure that the design, manufacture, performance and servicing of our SMRs meet rigorous safety standards and performance goals, there can be no assurance that we will not experience operational or process failures or other problems, including through manufacturing or design defects, failure of third-party safeguards, mishandling or process failures, natural disasters, cyber attacks, or other intentional acts, that could result in potential safety risks. There can be no assurance that our preparations, or those of third parties, will be able to prevent or address any such incidents.

Any actual or perceived safety issues at our facilities, those of our customers, or any nuclear facility around the world may result in significant reputational harm to our businesses; in addition, such safety issues at our or our customers’ facilities could result in enforcement proceedings brought by government regulators, tort liability, maintenance costs, increased safety infrastructure requirements and other costs that may arise. Such issues with our SMRs, facilities, or customer safety could result in delaying or canceling delivery of SMRs to our customers, increased regulation or other systemic consequences. Our inability to meet our safety standards or address adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

In the nuclear industry, an accident or incident involving the mishandling of nuclear materials at any nuclear facility in the world can have an impact on other nuclear facilities around the world in terms of public acceptance, political pressures, and regulatory requirements and scrutiny. For example, the March 2011 accident at the Fukushima Daiichi plant in Japan resulted in millions of dollars in additional regulatory reviews and requirements for U.S. nuclear power plants. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If a safety incident occurs at any nuclear facility in the world, it could delay licensing and/or drive up costs to license or own our SMRs and negatively impact our business or financial condition.

We rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use in the Xe-100. We and our third-party vendors may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms or at expected costs.

We rely on a limited number of suppliers for certain raw materials and supplied components. We may not be able to obtain sufficient raw materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms or at expected costs, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

We do not directly manufacture any of the components of our SMRs. Our ability to manufacture our SMRs is dependent upon sufficient availability of raw materials and supplied components, including many highly technical components that are still under design, are being designed for first-of-a-kind or sole use in the Xe-100 and have not yet been qualified for use, are only produced by a limited number of suppliers and may be particularly susceptible to cost increases, supply chain disruptions or inflationary pressures. Any supply chain disruption incurred by our third party suppliers or degradation in the quality and processes of our manufacturer partners, may result in delays, cost overruns or impairments to the development of our reactors.

Certain materials, such as the graphite used to line our reactor cores and for our TRISO-X fuel and helium, which is used as a reactor coolant, are currently produced in limited quantities and currently available from a limited number of vendors, which in some cases are predominantly outside of the U.S. (e.g., Germany and Japan). There is also substantial scrutiny on the environmental, social, or geographic provenance of certain goods, including critical minerals, which may require us to incur certain costs or further limit our ability to source certain goods required for our operations. For example, in December 2021, the U.S. adopted the Uyghur Forced Labor Prevention Act (“UFLPA”) which creates a rebuttable presumption that any goods, wares, articles, and merchandise mined, produced, or manufactured in whole or in part in the Xinjiang Uyghur Administrative Region of China or that are produced by certain entities are prohibited from importation into the United States. These import restrictions came into effect on June 21, 2022. While we are not presently aware of any direct impacts of these restrictions on our supply chain, the UFLPA may have an adverse effect on global supply chains which could adversely impact our business and results of operations. Although U.S. graphite suppliers are developing the capability and capacity to supply our needs, our current reliance on foreign suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials, and may result in our being susceptible to changes in geopolitical relationships. We may not be able to obtain a sufficient supply of raw materials or supplied components, on favorable terms or at all, which could result in delays in, or the inability to, manufacture our TRISO-X fuel and SMRs or result in increased costs.

We are dependent on the ability of our supplier partners to scale their production output to meet the requirements of our forecast. If our supplier partners cannot increase their production capacity to meet the demand, it could result in delays in our ability to manufacture our reactors at the rates required.

Certain key components of our SMR are currently manufactured outside the U.S. and we rely on the timely and cost-effective transportation of goods via ocean freight. Disruptions to global shipping networks, such as port congestion, vessel capacity shortages, labor strikes, extreme weather events, piracy, geopolitical tension, or new environmental regulations could significantly delay shipments, increase transportation costs, or impair our ability to meet customer demand. If such disruptions occur, we may be unable to secure alternative transportation in a timely manner, which could adversely affect our supply chain, customer relationships and financial performance.

Moreover, a major shipping accident could have a severe, negative impact on the delivery schedule and cost of our early projects, such as in the case of key components being lost at sea due to severe weather.

Additionally, the imposition of tariffs and impacts of inflation on raw materials or supplied components for our reactors could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost effective and timely manner. Such prolonged disruptions could also cause us to experience delays or modifications to project scopes or timelines, affect a customer's final investment decision or reduce our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

In particular, recent global trade tensions and policy shifts have created an unpredictable environment for businesses operating across international borders. Changes in trade agreements, sanctions, export controls, and customs regulations may limit our ability to source materials from certain countries or entities, potentially forcing rapid and costly adjustments to our supply chain. Trade policies can change with limited notice, making long-term planning difficult and increasing operational costs.

While we attempt to mitigate these risks through diversification of our supplier base where possible, inventory management strategies, and contractual protections, there can be no assurance that these measures will be effective. Any significant disruption to our supply chain resulting from tariffs or trade policy changes could have a material adverse effect on our business, financial condition, and ability to meet projected deadlines and milestones.

We depend on key executives and management to execute our business plan and conduct our operations. A departure of key personnel could have a material adverse effect on our business.

Our success depends, in significant part, on the continued services of our senior management team. Our senior management team has extensive experience in the energy industry, including nuclear, and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

Our business plan requires us to attract and retain qualified personnel including personnel with high technical expertise. If we fail to successfully recruit and retain experienced and qualified personnel, it could have a material adverse effect on our business.

Our future success depends in part on our ability to attract, contract with, hire, integrate, and retain a sufficient number of other highly skilled personnel, including highly competent nuclear reactor and fuels focused engineers and scientists, manufacturing and quality assurance, finance, marketing and sales and other qualified personnel. Competition for the limited number of these skilled professionals is intense. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, financial condition, operating results and future prospects would suffer. Additionally, U.S. immigration policy may make it more difficult for qualified foreign nationals to obtain or maintain work visas. These visa limitations may make it more difficult and more expensive for us to hire the skilled professionals we need to execute our growth strategy and may adversely impact our business. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our reactors and fuel, we may experience delays, increased costs and reputational harm, which could adversely affect our results of operations.

We must complete nuclear grade material qualifications and obtain regulatory approvals for the use of various materials in our TRISO-X fuel and our reactor designs. This includes long lead time irradiation testing and analysis, which may require redesigns or use of alternative suppliers if results are unsatisfactory. Further, certain key nuclear grade materials and components, such as graphite, are only produced in limited quantity and predominantly outside of the U.S. Cultivating expanded foreign or domestic U.S. supply chain manufacturing capacity for key materials and components depends on cooperation from government and supply chain partners that may result in shortages and delays if not accomplished within assumed timelines or costs. These key materials and components may also be particularly vulnerable to inflationary pressures and cost increases.

The equipment, components, and materials used in a nuclear power plant are subject to a heightened level of manufacturing and quality assurance scrutiny, in compliance with NRC regulations, applicable codes and nuclear industry standards. Moreover, it is critical to demonstrate in facility design and development that the materials used in the reactor facility, which will be exposed to radioactive materials, perform in accordance with necessary design parameters. The heightened manufacturing and quality assurance requirements and regulatory oversight limit the number of potential suppliers from whom we can procure many types of equipment, components, and materials used in our reactors and within TX-1, as well as the types of facilities where we can test certain materials. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

Our suppliers’ ability to manufacture components for our fuel fabrication facilities is dependent upon sufficient availability of materials and possibly other supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use in our fuel fabrication facilities. Any supply chain disruption incurred by our third-party suppliers or degradation in the quality and processes of our manufacturer partners, may result in delays, cost overruns or impairments to the development of our fuel fabrication facilities.

These suppliers and the key materials and essential components may be particularly vulnerable to price increases, as a result of supply and demand dynamics, inflation, the current administration’s implemented tariffs, and other price pressures. As a result, supplier delays, unexpected performance testing results, issues in the manufacturing process or procuring necessary materials, international procurement needs, regulatory compliance issues, component qualification issues or delays, increases in costs as a result of inflation or otherwise, and geopolitical considerations can all impact our ability to perform necessary R&D, assist a customer in licensing a reactor, license our fuel fabrication facilities, assist customers in constructing and operating an X-energy reactor design, or construct and operate fuel fabrication facilities. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled projects, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism. Material disruptions of our business or information system resulting from these events could adversely affect our operating results.

We are vulnerable to damage from catastrophic events, such as natural disasters, global pandemics, power loss, and similar unforeseen events beyond our control. Catastrophic events could disrupt our business operations, reduce or restrict our supply of products and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, operating results and future prospects. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may adversely affect our operation results, which could materially and adversely affect our business and financial condition.

We cannot guarantee that we are adequately protected from the effects of earthquakes, fire, floods, typhoons, global pandemics, power loss, telecommunications failures, break-ins, war, riots, network security breaches, computer viruses, terrorist attacks or similar events. Any of the foregoing events may give rise to interruptions, damage to our property, delays in production, breakdowns, system failures, technology platform failures, or internet failures, which could cause the loss or corruption of data or malfunctions of our internet system as well as adversely affect our business, financial condition, and results of operations.

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters, damaged critical infrastructure, or otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place are unlikely to provide adequate protection in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which could have a material adverse effect on our business.

Our use of AI-based technology may present new risks and challenges to our business.

The rapidly evolving use of AI in our industry presents significant risks. If we fail to adopt, manage, govern, and otherwise use AI responsibly, our brand, regulatory approvals, operations, and financial results could be adversely affected.

We currently use and may continue to explore the usage of third-party AI or machine learning (“ML”) platforms, offerings and tools, including AI chatbots and generative AI products (“AI/ML Technology”), in our internal operations. The use of AI/ML Technology presents various risks. For example, the development and use of AI/ML Technology presents data privacy and data security risks that may impact our business. AI/ML Technology is subject to data privacy and data security laws, as well as increasing regulation and scrutiny. The use of AI/ML Technology and third-party open-source AI tools by our employees and consultants poses risks relating to the protection of data, including the potential exposure of proprietary, personal, confidential or otherwise protected information to unauthorized recipients and the misuse of our or third-party intellectual property. Use of AI tools may result in allegations or claims against us related to a violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open-source software requirements.

We have developed policies governing the use of AI/ML Technology by our employees, contractors, and authorized agents that are designed to protect our assets, including intellectual property, competitive information, personal information we may collect or process, and customer information. Any failure by our personnel, contractors or other agents to adhere to our policies could result in a violation of confidentiality obligations or applicable laws and regulations (including data privacy laws), jeopardize our intellectual property rights, cause or contribute to unlawful discrimination, result in the misuse of personal information, or introduce greater vulnerabilities to cybersecurity attacks or malware into our systems (amongst other risks). We also could be subject to claims from providers of third-party AI/ML Technology that we are using their products, tools or outputs in a manner that is inconsistent with their terms of use, and such claims may result in costly legal proceedings.

The regulatory framework for AI/ML Technology is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. Additionally, existing laws and regulations may be interpreted in ways that would affect our use of AI/ML Technology, or could be rescinded or amended as new administrations take differing approaches to evolving AI/ML Technology. As a result, we cannot be certain that our policies or adherence to the existing laws and regulations will offer us sufficient protection or that the use of the AI/ML Technology will not harm our reputation, financial condition or operating results.

Several jurisdictions around the world, including Europe, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws and policies governing the development, deployment and use of AI/ML Technology. In Europe, the EU AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach of up to 7% of worldwide annual turnover. In the U.S., at the federal level the regulatory framework for AI Technologies faces significant uncertainty with the approach to AI/ML Technology regulation shifting between presidential administrations. At the U.S. state level, many states have enacted legislation governing various aspects of AI/ML Technology, including California, Texas, and Colorado, creating a patchwork of regulations and a complex compliance challenge.

It is possible that further new laws and regulations will be adopted in the U.S. and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI/ML Technology for our business. Additionally, certain privacy laws extend rights to consumers (such as the right to delete certain personal data) and regulate automated decision making, which may be incompatible with our use of AI/ML Technology. These obligations may make it harder for us to conduct our business using AI/ML Technology, jeopardize our proprietary information, lead to regulatory fines or penalties, require us to change our business practices, retrain our AI/ML Technology, or prevent or limit our use of AI/ML Technology. If we cannot use AI/ML Technology or our use is restricted, our business may be less efficient, or we may be at a competitive disadvantage. In addition, uncertainties regarding developing legal and regulatory requirements and standards may require significant resources to modify and maintain business practices to comply with laws in the U.S. and other jurisdictions concerning the use of AI/ML Technology, the nature of which cannot be determined at this time.

The use of third-party AI/ML Technology by our business partners and employees with access to our confidential information, including trade secrets, may continue to increase. This could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML Technology by us and/or our business partners may lead to cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. Finally, the use of AI/ML Technology also presents emerging ethical issues, and if our use of third-party AI/ML Technology becomes controversial, we may experience brand or reputational harm or legal liability or we may be at a competitive disadvantage.

Further, constraints or shocks in AI/ML Technology supply chains could increase costs or delay projects as we continue to rely on them for faster design and delivery of our solutions. Availability and pricing of advanced computing, specialized chips, and cloud capacity used for model development and simulation fluctuate with industry demand. Supply constraints could slow our digital engineering or analytics roadmaps or increase spend.

Any of these risks could be difficult to eliminate or manage and could have a material adverse effect on our business, financial condition, operating results and future prospects.

Risks Related to the Industry, Competition and General Economic Conditions

The market for our products and services is still in the early stages of growth and if it does not continue to grow, it grows more slowly than we expect, or fails to grow as large as we expect, our business, financial condition, operating results and future prospects may be adversely affected.

Our success depends substantially on the willingness of customers to widely adopt our reactor and fuel technology and services and to pay associated fees sufficient to meet our revenue and margin targets. To be successful, we will have to make significant investments to educate the market about our Xe-100, TRISO-X fuel and services and provide quality products and services that are superior to those provided by our competitors. It is difficult to predict the future growth rates, if any, and size of our market. We cannot assure you that our market will develop or that our technology and services will be widely adopted. If our market does not develop, develops more slowly than expected, or becomes saturated with competitors, or if our reactor and fuel technology and related services do not achieve market acceptance, our business, financial condition, operating results and future prospects could be adversely affected.

The market for Gen IV advanced nuclear reactor designs generating electric power and high-temperature heat is not yet established and may not achieve the growth potential we expect or may grow more slowly than expected.

The market for Gen IV advanced nuclear reactor designs such as the Xe-100 has not yet been established. SMRs utilizing advanced nuclear technologies have limited operational history and have not been proven at scale. Estimates for the total addressable market and our expectations, inclusive of recent updates, with regard to any illustrative unit economics are based on a number of internal and third-party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in our SMRs, assumed prices and production and regulatory costs for our SMRs, our ability to leverage our current logistical and operational processes, assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. As a result, our expected performance and estimated unit economics, any estimates of the annual total addressable market and serviceable addressable market for our services, as well as the expected growth rate for the total addressable market and serviceable addressable market for our services, may prove to be incorrect.

In addition, our financial models and estimates assume an anticipated plant life of 60 years. However, the licenses we receive from the NRC and other government authorities are limited to an initial term of 40 years, which is the maximum initial licensing term currently permitted. There is no assurance that we will be able to obtain license renewals or extensions, and if we are unable to do so, our reactors may be required to cease operations before the end of their useful lives, which could reduce the economic return of our projects, adversely affect customer demand, and negatively impact our business, financial condition, operating results and future prospects.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited.

Capital and operating costs for the deployment of a first-of-a-kind reactor such as the Xe-100 are difficult to project, inherently variable and are subject to significant change based on a variety of factors, including site specific factors, customer offtake requirements, regulatory oversight, operating agreements, supply chain availability, local labor rates, inflation, detailed design, engineering and other factors. Opportunities for cost reductions with subsequent deployments are similarly uncertain. To the extent cost reductions are not achieved within the expected timeframe or magnitude, the Xe-100 and TRISO-X fuel may not be cost competitive with alternative technologies, which could materially and adversely affect our expected revenues, gross margins and any estimates of unit economics we may provide.

In addition, our cost estimates and project economics could be materially impacted by tariffs or other trade restrictions imposed on materials, components or equipment required for the construction and operation of our reactors and fuel facilities. Changes in tariff regimes or the imposition of new tariffs prior to or during our procurement period could significantly increase our costs or limit our ability to source necessary items. The potential for future tariffs or trade actions creates additional uncertainty in our cost projections and could adversely affect our competitiveness, margins and financial results.

Competition from existing or new companies could cause us to experience downward pressure on prices, fewer customer orders, reduced margins, the inability to take advantage of new business opportunities, and the loss of market share.

We operate in highly competitive markets and are subject to competition based upon product design, performance, project execution, constructability, pricing, quality, and services, from competing nuclear suppliers as well as from alternative means of producing electricity and/or heat. There are a number of advanced reactor designs, and some advanced reactor projects, under development in the U.S. Many of these designs are involved in preapplication review with the NRC. Our advanced design, projected product design performance, engineering expertise, and quality control have been important factors in our growth; nonetheless other companies providing competing technologies could capture customers or market share from us, which could have a material adverse effect on our business or financial condition.

In addition, some markets experience very low power prices due to a combination of subsidized renewables and low-cost fuel sources, and we may not be able to compete in these markets unless the benefits of the Xe-100 and our TRISO-X fuel are sufficiently valued in the market.

For sales and/or deployments outside of jurisdictions with highly developed nuclear regulatory frameworks, some of our foreign competitors currently benefit from, and others may benefit in the future from, permissive regulatory and licensing regimes and/or from protective measures by their home countries where governments are providing financial support, including significant investments in the development of new technologies. Competitors based in Russia and China, such as China National Nuclear Corporation, currently operate commercial or near-commercial SMRs in their home countries, while competitors based in Korea are pursuing SMR development but do not currently operate commercial SMRs. Although their SMR designs have not been approved or licensed for use by the NRC or any other nuclear regulator in any jurisdiction outside of their native countries, those competitors may have a competitive advantage if they are able to obtain approvals, or if they can demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent nuclear regulatory requirements. These and other competitors may have access to greater sources of funding to develop and commercialize their SMRs than we do, whether as a result of potential competitive advantages or from supportive national governments. This market environment may result in increased pressures on our pricing and other competitive factors.

We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at significantly reduced costs to customers does and will depend on a number of factors that may change in the future due to increased competition, our ability to meet our customers’ needs and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition, operating results and future prospects would be adversely affected.

Changes in the availability and cost of electricity, natural gas, oil and other forms of energy are subject to volatile market conditions that could adversely affect our business.

The prices for and availability of electricity, natural gas, oil and other energy resources are subject to volatile market conditions. We do not control these market conditions, which are, moreover, often affected by political and economic factors beyond our control. Decreases in energy prices, or changes in nuclear energy costs relative to other forms of energy, may adversely affect our business. To the extent that these uncertainties cause suppliers and customers to be more cost sensitive or to adjust their business plans and operations, decreased energy prices may have an adverse effect on our results of operations and financial condition.

The cost of electricity generated from nuclear sources may not be cost competitive with other electricity generation sources in some markets, which could materially and adversely affect our business.

U.S. electricity markets are heavily regulated at the federal, state and local levels. Many U.S. electricity markets price electric energy, capacity, and/or ancillary services on a competitive basis, with market prices subject to substantial fluctuations. Other markets require that power purchase decisions by electric utilities be subject to various competitiveness or prudence tests. As a result of competitive pressures, some electricity markets experience low marginal energy prices at certain times due to a combination of subsidized generating resources, competitors with low cost or no cost fuel sources, or market design features that create incentives for certain attributes or deliver revenue in unpredictable ways over time, and X-energy may not be able to compete in these markets unless the benefits of the low carbon, reliable and/or resilient energy generation provided by the Xe-100 are sufficiently valued. Even in electricity markets that price reliable capacity on a long term basis, there is no guarantee that our customers’ Xe-100 units will be sufficiently low cost so as to clear auction style capacity markets, and clearing a capacity auction in any one year is no guarantee of clearing in successive years.

Given the relatively lower electricity prices and higher availability of power in the U.S. when compared to many international markets, the risk associated with lower cost alternatives may be greater with respect to our business and operations in the U.S. Regardless of jurisdiction, however, failure of our SMRs to provide competitively priced electric energy, capacity and/or ancillary services could materially and adversely affect our business.

We and our customers operate in a politically sensitive environment, and the public perception of nuclear energy can affect our customers and us.

Successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The risks associated with uses of radioactive materials, both in our proposed fuel fabrication facilities, and subsequent fuel fabrication facilities and by our customers in future deployments of our SMR designs, and the public perception of those risks, can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear power facilities and in some cases can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. Adverse public reaction, increased regulatory scrutiny and related litigation could contribute to extended licensing and construction periods for new nuclear reactors, delay construction schedules, or even shut down operations at already-constructed reactors. There have only been two new nuclear reactors built in the U.S. over the past 30 years, so there is not a good calibration today of the level of public acceptance or adverse reactions to nuclear power. Public perception of nuclear energy, as with most energy sources tends to be locally generated depending on the politics of the impacted communities rather than federally driven. As with other very visible technologies, a potential accident by any company or organization in the nuclear community can negatively impact the public perception of a particular project, such as our or our customer’s projects.

From a political perspective, while the current U.S. federal administration and select members of Congress are currently quite favorable towards nuclear energy, we cannot guarantee that such sentiment will last or that opponents of nuclear energy will not be successful in increasing the cost, complexity, or timelines associated with nuclear energy, whether in our operations or those of the broader industry and value chain. Any such delays may also impact the marketability of our technology internationally or our competitive position relative to others. For example, China already has a 500 MWt High Temperature Gas-cooled Reactor plant in operation, has a TRISO fuel facility, and is already marketing their technology internationally. Although Russian and Chinese competitors have SMR designs that have not been approved by the NRC or in any jurisdiction outside of their native countries, those competitors may have a competitive advantage if they are able to obtain approval comparable to the NRC’s Standard Design Approval, or if they can otherwise demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent regulatory requirements. In addition, these competitors may have access to greater government or other funding to develop and commercialize their SMRs than we do.

The direct and indirect impact on us and our customers from severe weather and other effects of climate change and the economic impacts of the transition to noncarbon based energy, could adversely affect our financial condition, operating results, and cash flows.

There are inherent climate-related risks wherever business is conducted. Our operations and properties, and those of our customers, may in the future be adversely impacted by flooding, wildfires, high winds, drought and other effects of severe weather conditions. Climate change is expected to increase the frequency and severity of such events, as well as contribute to chronic changes (such as changes to meteorological and hydrological patterns) that may result in similar risks. These events can force us or our customers to suspend operations at impacted properties and may result in significant damage to such properties. Even if these events do not directly impact us or our customers they may indirectly impact us and our customers through increased insurance, energy or other costs. The ongoing transition to non-carbon based energy also presents certain risks, including macroeconomic risks related to higher energy costs and energy shortages, among other things, which may also impact us directly or indirectly, such as through our supply chain. The speed and direction of the energy transition are also uncertain and subject to various competing pressures, including as a result of political, market, and other forces. If policymakers or the market coalesce around alternative energy technologies — such as renewables with battery storage, hydrogen, geothermal, or fossil fuels with carbon capture — such trend may adversely impact our ability to capture benefits associated with the energy transition. These direct and indirect impacts from climate change could adversely affect our financial condition, operating results, supply chain and cash flows.

We are subject to a series of risks related to sustainability matters.

There is ongoing scrutiny from investors, customers, policymakers and other stakeholders regarding companies’ consideration and management of climate change, human capital, and various other environmental and social matters. We from time to time engage in various initiatives (including disclosures) to address such matters and related stakeholder expectations; however, such initiatives entail costs and may not have the desired effect. Methodologies, standards, and data associated with sustainability disclosures are often complex and continuing to evolve. As with other companies, our approach to such matters is also expected to evolve, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder. For example, in some instances, companies have been subject to accusations of greenwashing due to alleged deficiencies in disclosure, methodology, or actions. Additionally, in some instances, company stakeholders have different, or even conflicting, expectations, which can increase the cost and complexity of response. Failure to successfully navigate such expectations (including any regulatory requirements) may result in reputational harm, loss of customers or contracts, engagement from regulators or capital providers, or other adverse impacts to our business. Certain of our suppliers, customers, and other stakeholders are also subject to similar expectations, which may result in new or greater risks, including risks that may not currently be known to us.

Risks Related to X-energy’s Use of Technology

Technological changes could render our technology and products uncompetitive or obsolete, which could prevent us from achieving market share and sales.

Our failure to refine or advance our SMR technologies could cause our reactor technology to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. We may need to invest significant financial resources in research and product development to keep pace with technological advances in the industry and to compete in the future; we may be unable to secure such financing. A variety of competing alternative technologies may be in development by other companies that could result in lower manufacturing or operating costs and/or higher performance than those expected for our technology. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for commercialization.

We and our third-party providers are subject to information technology and cyber security risks which could result in material adverse effects to our business, financial condition, operating results and future prospects, including damage to our reputation, material financial penalties, and legal liability.

We are increasingly dependent upon information technology systems, infrastructure and data to operate our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on third parties for a range of IT Systems and related products and services. In the ordinary course of business, we collect, store and transmit confidential information (including, but not limited to, intellectual property, proprietary business information and personal information) (collectively, “Confidential Information”) through our IT Systems. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information. We also have outsourced elements of our operations to third parties, and, as a result, we manage a number of third-party contractors who have access to our Confidential Information.

The IT Systems and those of our contractors and consultants face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including the breakdown or other damage or disruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information).

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact on our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems, software and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities to include potential risk level and severity. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

While we have not experienced any material cyberattacks or other incidents to date, we cannot assure you that such incidents will not occur in the future, which could have a material adverse effect on our reputation, business, financial condition and results of operations. For example, we maintain databases composed of our Xe-100 nuclear design technical engineering information and operations information, which have been and will continue to be used to design the Xe-100 reactors and are utilized in “digital twin” construction and operations environments to allow for highly efficient construction and operations of these designs. If this database were to be lost or compromised, our ability to efficiently deploy and operate our reactors could be significantly impaired.

Furthermore, any adverse impact on the availability, integrity, or confidentiality of our IT Systems or Confidential Information could result in financial, legal, business, and reputational harm to us. For example, any such event that leads to unauthorized access, use, or disclosure of Confidential Information, including personal information related to our employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business. Finally, we cannot guarantee that any costs and liabilities incurred in relation to an attack or incident will be covered by our existing insurance policies or that applicable insurance will be available to us in the future on economically reasonable terms or at all.

If we fail to continuously offer innovative products and services and keep pace with changes in technology, our fees and our ability to obtain new engagements will be adversely affected and our revenues and profitability will decline.

Our business plan depends, in part, on our ability to anticipate industry, business and technology trends that help businesses to become more competitive and profitable. X-energy serves as both a reactor technology provider and a fuel fabrication provider. In addition to licensing our Xe-100 technology, we expect to also receive fees for coordinating assembly and construction support with customers and anticipated blue-chip third-party vendors. We also intend to leverage our knowledge and expertise in regulatory licensing, construction, procurement, operations, maintenance and other processes to provide customers with a full suite of services from the development of a project, and ultimately for the operating life of the reactors. To remain competitive, we will need to continue to develop and improve services and products for our customers that distinguish us from our competitors. We also will need to identify new and evolving technologies that will gain acceptance in the marketplace and develop relationships with new leaders in technology as they emerge. If we fail to accomplish these objectives, we may be unable to compete effectively for new engagements, which may cause our revenues and profitability to decline. We may also invest resources in developing new services that are not competitive or that do not gain wide acceptance from our customers, which may cause our profitability to decline. When providing innovative services that distinguish us from our competitors, we expect to be able to obtain higher margin fees. Over time, however, if our competitors begin to offer services that we may have developed or pioneered, we may experience decreases in the amount of fees we can charge for these services.

Risks Related to Ongoing and Future Changes to Our Reactor and Fuel Design

Our reactor and fuel designs have evolved over time and are expected to continue to change as we progress through development, regulatory review, and commercialization. The process of refining and optimizing our technology is ongoing and may result in material modifications to the design, configuration, or performance characteristics of our products. These changes may be driven by regulatory feedback, advances in technology, supply chain constraints, customer requirements, or lessons learned during prototyping, testing, and early deployment.

Any significant changes to our design may require additional engineering, testing, and regulatory review, which could result in increased costs, delays in our development timeline, or the need to repeat certain qualification or licensing activities. Design changes may also impact our ability to achieve standardization, scale manufacturing, or meet previously communicated performance, safety, or cost targets. Furthermore, customers or partners may delay purchase decisions or require renegotiation of terms in response to design changes, which could adversely affect our business prospects and financial condition.

There is also a risk that changes made to address one set of requirements may introduce new technical challenges or unforeseen issues, potentially impacting the commercial viability or regulatory acceptance of our products. If we are unable to effectively manage ongoing design changes, or if such changes result in negative perceptions among customers, regulators, or investors, our business, financial condition, and results of operations could be materially and adversely affected.

If we are unable to scale our fuel fabrication facilities, our ability to manufacture pebble fuel will be adversely affected, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows.

The Xe-100 requires pebble fuel in order to function, the manufacturing of which is not yet at scale. We may not be able to manufacture a sufficient amount of pebble fuel in order to support our reactors. Our ability to become profitable in the future will not only depend on our ability to successfully market the Xe-100 and TRISO-X fuel, but also to ensure we have a sufficient supply of fuel pebbles to support our business. If we are unable to efficiently design, manufacture, market, sell, distribute and service our pebble fuel, our margins, profitability and prospects would be materially and adversely affected.

Our ability to introduce new features, integrations, capabilities and enhancements is dependent on adequate research and development resources.

To remain competitive, we must maintain adequate research and development resources, such as hiring and retaining the appropriate personnel and identifying new and evolving technology, to meet the demands of the market. If we are unable to develop features, integrations, capabilities and enhancements internally due to certain constraints, such as employee turnover, a lack of management ability or a lack of other research and development resources, our business may be harmed. Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling features, integrations, capabilities and enhancements and generate revenue, if any, from such investment. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or competitive improvement of features, integrations, capabilities and enhancements, it could harm our business, financial condition, operating results and future prospects. In addition, our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors may harm our business, financial condition, operating results and future prospects.

Operating a nuclear reactor in an unusual environment, whether due to unusual siting or an industrial application, has additional risks and costs compared to conventional electric power applications.

We expect our initial deployment of the Xe-100 under the ARDP to include industrial heat applications. This deployment is expected to be the first instance of using SMR technology for such applications. Such a deployment will require additional overhead associated with the licensing process, configuration control of the plant, chemistry control, Tritium containment, minimum operating staff, training, security infrastructure, radiation protection, government reporting, and nuclear insurance, all of which may be cost prohibitive or require separate operating agreements to provide necessary nuclear overhead without disrupting industrial processes. While we have attempted to address such increases in our cost estimates, any additional costs or increased regulatory requirements may cause delays under our project timelines and costs and may have an adverse impact on our ARDP partner.

Additionally, our technologies are also designed to be able to serve customers in locations historically atypical for nuclear energy, whether due to being far away from urban infrastructure, in closer proximity to population centers, and/or areas that may experience more extreme planetary conditions. Such deployment may come with additional risks and costs, including beyond any projections we may have made, which may adversely impact our business.

Risks Related to X-energy’s Proprietary and Intellectual Property Rights

We rely heavily on our intellectual property portfolio. Our ability to maintain, protect or enforce our patents and other intellectual property rights may be challenged and is not guaranteed. If we are unable to protect our intellectual property rights, our business and competitive position may be harmed.

Our success depends in part on our ability to maintain, protect and enforce our intellectual property rights, including our patents in connection with our SMRs. We rely on a combination of the intellectual property protections afforded by patent, trademarks/service mark, copyright and trade secret laws in the U.S. and other jurisdictions, as well as contractual restrictions in our agreements such as confidentiality agreements, assignment agreements, and license agreements with our employees, consultants, suppliers, and other third parties with whom we have a business relationship, to protect, establish, maintain and enforce our intellectual property rights, including rights associated with our SMRs and related proprietary technologies. However, the steps we take to protect our intellectual property and other confidential information may not adequately secure our intellectual property rights, and we may not be able to prevent the unauthorized disclosure or use of confidential information. Furthermore, if any of our employees, consultants, suppliers, or other third parties with whom we have a business relationship breaches or violates the terms of any of these agreements, we may not have adequate remedies for any such breach or violation. It is also possible that our confidential or other proprietary information could be obtained by third parties as a result of breaches of our physical or electronic security systems. Even where remedies are available, enforcing a claim that a party illegally disclosed or misappropriated our confidential or other proprietary information is expensive and time consuming, and the outcome is unpredictable. In addition, we cannot be certain that our competitors will not independently develop the same or similar technology, obtain information we regard as proprietary, or design around intellectual property rights of ours.

Our success depends in large part on our ability to obtain and enforce patent protection for our SMRs. We either own or have license rights to certain intellectual property applicable to our SMRs and fuel technology, including issued patents and patent applications. However, merely holding patents or licenses to patents on our nuclear power reactors and fuel technologies is not a guarantee of protection or rights. Furthermore, we cannot be certain that our patent applications will result in patents being issued, or that our existing or future issued patents will afford protection against competitors with similar technology. During the patent prosecution process, a patent office may require us or our licensors to narrow the scope of the claims of our or our licensors’ patent applications. This may limit the scope of patent protection and our or our licensors’ ability to assert patent infringement if the patent is subsequently issued. In some cases, a patent may not be issued if we or our licensors are unable to overcome rejections from a patent office, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours. By pursuing patent rights by filing a patent application, we or our licensors may lose trade secrets that would have otherwise been protected had a patent not been sought, and third parties may be able to exploit such published information in our patent application. Additionally, even if we obtain a patent in one jurisdiction (e.g., the U.S.), we cannot guarantee that we will obtain a corresponding patent in another jurisdiction (e.g., China) as patent laws differ from jurisdiction to jurisdiction. Additionally, maintaining and enforcing patent rights can involve complex legal and factual questions, and may be subject to litigation in some cases. From time to time, we have in the past and may in the future engage in proceedings to protect our patent rights. For example, third parties may challenge the validity or enforceability of our or our licensors’ patents at a tribunal such as the Patent Trial and Appeal Board at the U.S. Patent and Trademark Office or in federal court. Third parties may prevail in invalidating a patent or preventing a patent application from being issued as a patent. Furthermore, issued patents or patent applications owned by third parties exist in the fields in which we have developed, are developing or will develop our technology. In addition to the risk of infringing those patents, those patents may also be used as a basis to invalidate our patents or prevent our patent applications from issuing as patents.

Even if our patent applications succeed and we are issued patents, it is still uncertain whether these patents will be contested, circumvented, infringed upon, invalidated or limited in scope in the future. The rights granted under any issued patents may not provide us with meaningful protection or competitive advantages, and some foreign countries provide significantly less effective patent enforcement than in the U.S. In addition, the claims of our issued patents may not be broad enough to prevent others from developing technologies that are similar or achieve results similar to ours. The intellectual property rights of others could also bar us from licensing and exploiting our issued patents. In addition, patents issued to us may be infringed or designed around by others and others may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, financial condition, operating results and future prospects.

We currently enjoy only limited geographical protection with respect to certain issued patents and may not be able to protect our intellectual property rights throughout the world.

We do not have worldwide patent rights for our SMRs and related proprietary technologies because intellectual property rights are territorial. Accordingly, we may not be able to protect our intellectual property rights in certain jurisdictions. Filing, prosecuting and defending patents on our SMRs in multiple jurisdictions can pose several challenges. First, procuring patent rights in multiple jurisdictions may be cost prohibitive because individual patent offices in different jurisdictions examine each patent application separately. Once a patent is issued, we or our licensors will also have the continued obligation of paying maintenance fees periodically to avoid patents from becoming abandoned or lapsed. Second, the breadth of claims in patents may vary from jurisdiction to jurisdiction. For instance, certain patent offices may require narrower claims, resulting in patent rights that are less extensive. Further, we may not be able to obtain patents in some jurisdictions even if we obtain patents in other jurisdictions. Accordingly, our competitors may operate in countries where we do not have patent protection and can freely use our technologies and discoveries in such countries to the extent such technologies and discoveries are publicly known or disclosed in countries where we have issued patents or patent applications.

Further, many countries have compulsory licensing laws under which a patent owner may be compelled to grant licenses to third parties. Many countries also limit the enforceability of patents against government agencies or government contractors. In these countries, the patent owner may have limited remedies, which could materially diminish the value of such patent. If we or any of our licensors are forced to grant a license to third parties with respect to any patents relevant to our business, our competitive position may be impaired, and our business and financial condition may be adversely affected.

We may be subject to intellectual property rights claims by third parties, which are extremely costly to defend, could require us to pay significant damages and could limit our ability to use certain technologies.

We cannot be certain the conduct of our business does not or will not infringe, misappropriate or otherwise violate the intellectual property rights of a third party. Third parties, including our existing and future competitors, may currently hold or obtain in the future patents, trademarks/service marks or other intellectual property rights that cover aspects of our proprietary technology or other intellectual property that would prevent, limit or interfere with our ability to develop our intellectual property and make, use, develop, import, offer to sell or sell our SMRs and related technology, which may have a materially adverse effect on our business and financial condition. From time to time, we have received and may in the future receive communications from holders of patents or other intellectual property rights inquiring whether we are infringing their intellectual property rights, seeking court declarations that we do not infringe their intellectual property rights or requesting us to obtain a license from them. If we are determined to have infringed a third party’s intellectual property rights, we may be required to do one or more of the following, among other things: (i) cease selling, incorporating or using SMRs that are found to be infringing; (ii) pay substantial damages; (iii) pay for and obtain a license from the holder of the infringed intellectual property right, which may not be available on reasonable terms or at all; or (iv) redesign part or all of our technology. In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology, our business, financial condition, operating results and future prospects could be materially adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs and diversion of resources and management’s focus and attention.

We also license patents and other intellectual property from third parties, and we may face claims that the use of this intellectual property infringes the rights of other third parties. In such cases, we may seek indemnification from the licensors under our license contracts with those licensors, or other damages. However, our rights to indemnification or damages may be unavailable or insufficient to cover our costs and losses, depending on our use of the technology, whether we choose to retain control over conduct of the litigation, and other factors.

We review and assess third-party patents and other intellectual property rights relevant to our products and fuel fabrication processes. However, we may not identify all relevant third-party patents, or may incorrectly interpret their scope, relevance, or expiration. Any such oversight could expose us to infringement claims, require us to modify our technology, or limit our ability to develop, manufacture, or market our SMRs and related products. This could result in costly litigation, delays, or the need to obtain licenses on unfavorable terms, any of which could adversely affect our business, financial condition, and results of operations.

In addition, there are several circumstances under which a patent application may not be published and accessible to us or our licensors. For example, patent applications in the U.S. and many foreign jurisdictions are typically not published until 18 months after filing, but some patent applications in the U.S. may be maintained in secrecy until the patents are issued. Publications in the scientific literature also often lag behind actual discoveries. Therefore, we cannot be certain that others have not filed patent applications for technology covered by our issued patents or patents applications, or that we were the first to invent the technology or to file a patent application covering the technology. Our competitors may have filed, and may in the future file, patent applications covering our SMRs or technology similar to ours without us knowing. Any such patent application may have priority over our patent applications or patents, which could require us to procure rights to issued patents covering such technologies in order to avoid infringement claims.

We may be subject to claims of ownership and other rights to our patents and other intellectual property by third parties.

While we require our employees, consultants, contractors and other third parties to assign the intellectual property conceived by them to us in the event that the intellectual property is not automatically assigned (e.g., as work made for hire), those agreements may not be effective or honored, and obligations to assign intellectual property may be challenged or breached. Moreover, there may be some circumstances where we are unable to negotiate for such ownership rights, or where others misappropriate those rights.

We may be subject to claims that former or current employees, consultants, contractors or other third parties have an interest in our patents or other intellectual property. Litigation may be necessary to resolve these claims challenging inventorship and ownership. Furthermore, we may enter into agreements to clarify the scope of our rights in such intellectual property. If we fail in defending any such claims, in addition to paying monetary damages, we may lose exclusive ownership of, or the right to use or license, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Risks Relating to Compliance with Law, Government Regulation and Litigation

Our business and the businesses of our customers are subject to the policies, priorities, regulations, mandates and funding levels of multiple governmental entities and may be negatively impacted by any change thereto.

We and our customers are subject to a wide variety of complex laws and regulations relating to various aspects of our business, including with respect to the use, possession and manufacturing of radioactive materials; design, manufacture, operations, marketing and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery laws; health and safety; and zoning and environmental issues. All of our facilities and our customers’ projects are subject to various regulations regarding matters such as human health and safety, including, among others, wastewater, stormwater, air emissions, investigation and cleanup of contaminated sites, and storage of hazardous materials, including petroleum. We must also comply with the Occupational Safety and Health Act (OSHA). Laws and regulations at the international, federal, state and local levels frequently change and are often interpreted in different ways, especially in relation to new and emerging industries, and we cannot reasonably predict the impact from, or the ultimate cost of compliance with, current or future law or regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spend to comply with these laws, regulations, and guidelines will be satisfactory to regulators or other third parties, such as our customers, who are also subject to extensive government regulation. Our efforts to comply with new and changing laws and regulations may result in increased general and administrative expenses and a diversion of management time and attention. Our insurance and compliance costs may increase as a result of changes in environmental, health and safety laws and regulations or changes in enforcement. Moreover, changes in law or the interpretation of existing laws, the imposition of new or additional regulations, or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, approvals, and/or certifications from regulatory agencies (collectively “Regulatory Approvals”).

Failure to comply with laws, regulations or Regulatory Approvals may result in civil, criminal or administrative enforcement actions and penalties, the imposition of remedial obligations, installation of additional pollution control equipment, the issuance of orders enjoining our operations, private lawsuits, liability for property damage and personal injuries, or the suspension or revocation of those Regulatory Approvals, any of which would have a negative impact on our or our customers’ business and could prevent us from operating our business. With respect to our TX-1 fuel fabrication facility, we require regulatory approval from the NRC to construct and operate the facility under a nuclear materials license, in addition to local and state permitting requirements. While we have already obtained NRC approval for our TX-1 fuel fabrication facility (which we expect will also cover our TX-2 fuel fabrication facility), we must comply with the requirements to maintain this approval and may need to extend the license in the future. Any of these Regulatory Approvals may be subject to denial, revocation or modification under various circumstances, including:

•
failure to provide adequate financial assurance for closure;
•
failure to comply with environmental, health and safety laws and regulations or permit conditions;
•
local community, political or other opposition;
•
executive action; and
•
legislative action.

Failure on our or our customers’ part to comply with these laws and regulations, obtain the required Regulatory Approvals, or receive exemptions from such regulations when available could result in fines, penalties, or the inability to operate our business. Any delays in regulatory actions allowing us to manufacture our TRISO-X fuel could also adversely affect our ability to meet fuel contract requirements and thereby affect our financial performance.

Our SMRs are subject to regulations in all jurisdictions related to nuclear safety, environmental, health and safety and financial qualification. Regulatory Approvals, such as construction permits and operating licenses issued by the NRC, are necessary for our customers to construct and operate our SMRs. Our plans to deploy SMRs rely on timely receipt of such Regulatory Approvals in the jurisdictions in which we seek to do business. Such regulatory approval processes may be subject to change, can be technically challenging to address, may result in the imposition of conditions that impact the financial viability of our SMR products, and may also provide opportunities for third parties to lodge objections or seek more stringent requirements for our products that, in each case, could hinder or prevent developments of our or our customer’s projects.

Over the past several years, Congress has enacted laws that aim to put nuclear energy on a level playing field with respect to government incentives, tax credits, and other financial instruments to make nuclear energy more economically competitive with other energy sources. These incentives have been signed into law through the Infrastructure Investment and Jobs Act (IIJA) and the OBBBA. The benefits of these government financial tools are incorporated into our business model and that of our customers. The benefits from these subsidies are subject to cancellations and sunsets or changes to sunset provisions by both Congress and the current administration. The impact of changes to these financial benefits could materially impact the demand for our products.

The reduction or elimination of Section 48C, the Qualifying Advanced Energy Project Credit under the Inflation Reduction Act of 2022 (“48C”), investment tax credits (“48E”) and production tax credits (“45Y”) received through the U.S. government and Clean Technology Investment Tax Credits (“CT ITCs”) received through the Canadian government related to clean energy solutions could adversely affect our business and reduce the demand for our Xe-100 and other technologies.

Our business model and financial performance are significantly dependent on the availability of 48C, 48E, CT ITCs and 45Y. The reduction, denial, delay, recapture, or adverse modification of federal, state, or local tax incentives for clean energy — including 48C, 48E, 45Y, and CT ITCs — could adversely affect our business and reduce demand for our Xe-100 and other technologies. Our business model and the economics of customer projects, supplier expansions, and financing structures are significantly dependent on the availability, amount, timing, and monetization of these incentives.

Many of our counterparties rely on the receipt and monetization of 48C, 48E, CT ITCs or 45Y to finance or price projects involving our technologies. If these parties do not receive, cannot monetize, or later lose expected credits — due to changes in law, allocation caps, eligibility requirements, compliance failures, or market conditions — they may delay, renegotiate, or terminate contracts, reduce order sizes, or default on obligations to us. In addition, changes in transferability, direct pay rules, or market liquidity for these credits could further diminish project returns and impair demand.

Any reduction or unavailability of these incentives, or counterparties’ inability to obtain or monetize them as anticipated, would likely reduce the demand for the Xe-100, SMRs and nuclear energy solutions in general, which would have a material, adverse impact on our business, financial condition, operating results and future prospects.

The U.S. government’s budget deficit and the national debt, as well as any inability of the U.S. government to complete its budget or appropriations process for any government fiscal year could have an adverse impact on our business, financial condition, results of operations and cash flows.

The U.S. government’s budget deficit and the national debt, along with any negotiated resolution to increase or suspend the so-called debt ceiling, as well as any inability of the U.S. government to complete its budget process for any government fiscal year and consequently having to shut down or operate on funding levels equivalent to its prior fiscal year pursuant to a “continuing resolution,” has in the past and could in the future have an adverse impact on our business, financial condition, results of operations and cash flows.

Uncertainty will continue to exist regarding how future budget and program decisions will unfold, including the energy spending priorities of the U.S. government, what challenges budget reductions will present for the energy industry and whether annual appropriations bills for all agencies will be enacted in subsequent U.S. government fiscal years. Some of the changes in the political environment, including a change to the leadership within the current administration, and any resulting uncertainty or changes in policy or priorities and resultant funding. There can be no assurance that increases in funding we may currently experience will continue, and any plateau or reduction in funding for our programs could adversely affect our ability to execute our strategy, meet milestones, and achieve projected financial results. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

•
the U.S. government could reduce or delay its spending on, reprioritize its spending away from, or decline to provide funding for the government programs in which we participate, or fail to increase funding as anticipated;
•
U.S. government spending could be impacted by arrangements similar in effect to sequestration, which increases the uncertainty as to U.S. government spending priorities and levels; and
•
we may experience declines in revenue, profitability and cash flows as a result of reduced or delayed orders or payments or other factors caused by economic difficulties of our customers and prospective customers, including U.S. federal, state and local governments.

Examples of other contributing factors that could impact the company’s financial situation are rising interest rates in response to inflationary measures such as increased U.S. government spending appropriated to servicing the national debt or the potential impact of tariffs on our supply chain with respect to long lead procurements on certain materials and systems. Budget and program decisions made in this environment would have long-term implications for us and the entire nuclear energy industry.

We are required to comply with numerous laws and regulations, some of which are highly complex, and our failure to comply could result in fines or civil or criminal penalties or suspension or debarment by the U.S. government that could result in our inability to continue to work on or receive U.S. government contracts, which could materially and adversely affect our results of operations.

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business. Such laws and regulations may potentially impose added costs on our business and our failure to comply with those laws and regulations may lead to civil or criminal penalties, including termination of our U.S. government contracts, including the ARDP Agreement, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:

•
the Federal Acquisition Regulation (the “FAR”), and agency regulations supplemental to the FAR, which regulate the formation, administration, and performance of U.S. government contracts. For example, the FAR 52.203-13 requires contractors to establish a Code of Business Ethics and Conduct, implement a comprehensive internal control system, and report to the government when there is credible evidence that a principal, employee, agent, or subcontractor, in connection with a government contract, has violated certain federal criminal laws, violated the civil False Claims Act, or has received a significant overpayment;
•
the False Claims Act, which imposes civil and criminal liability for violations, including substantial monetary penalties, for, among other things, presenting false or fraudulent claims for payments or approval;
•
the False Statements Act, which imposes civil and criminal liability for making false statements to the U.S. government;
•
the Truthful Cost or Pricing Data Statute (formerly known as the Truth in Negotiations Act), which requires certification and disclosure of cost and pricing data in connection with the negotiation of certain contracts, modifications, or task orders;
•
the Procurement Integrity Act, which regulates access to competitor bid and proposal information and certain internal government procurement sensitive information, and our ability to provide compensation to certain former government procurement officials;
•
laws and regulations restricting the ability of a contractor to provide gifts or gratuities to employees of the U.S. government;
•
post-government employment laws and regulations, which restrict the ability of a contractor to recruit and hire current employees of the U.S. government and deploy former employees of the U.S. government;
•
laws, regulations, and executive orders restricting the handling, use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” or “for official use only” and the export of certain products, services, and technical data, including requirements regarding any applicable licensing of our employees involved in such work;
•
laws, regulations, and executive orders regulating the handling, use, and dissemination of personally identifiable information in the course of performing a U.S. government contract;
•
international trade compliance laws, regulations and executive orders that prohibit business with certain sanctioned entities and require authorization for certain exports or imports in order to protect national security and global stability;
•
laws, regulations, and executive orders governing organizational conflicts of interest that may restrict our ability to compete for certain U.S. government contracts because of the work that we currently perform for the U.S. government or may require that we take measures such as firewalling off certain employees or restricting their future work activities due to the current work that they perform under a U.S. government contract;
•
laws, regulations and executive orders that impose requirements on us to ensure compliance with requirements and protect the government from risks related to our supply chain;
•
laws, regulations and mandatory contract provisions providing protections to employees or subcontractors seeking to report alleged fraud, waste, and abuse related to a government contract; and
•
the FAR Cost Accounting Standards and Cost Principles, which impose accounting and allowability requirements that govern our right to reimbursement under certain cost-based U.S. government contracts and require consistency of accounting practices over time.

In addition, the U.S. government adopts new laws, rules, and regulations from time to time that could have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statute of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.

Our performance under our U.S. government contracts and our compliance with the terms of those contracts and applicable laws and regulations are subject to periodic audit, review, and investigation by various agencies of the U.S. government, and the current environment has led to increased regulatory scrutiny and sanctions for non-compliance by such agencies generally. In addition, from time to time we may report potential or actual violations of applicable laws and regulations to the relevant governmental authority. Any such report of a potential or actual violation of applicable laws or regulations could lead to an audit, review, or investigation by the relevant agencies of the U.S. government. If such an audit, review, or investigation uncovers a violation of a law or regulation, or improper or illegal activities relating to our U.S. government contracts, we may be subject to civil or criminal penalties or administrative sanctions, including the termination of contracts, forfeiture of profits, the triggering of price reduction clauses, withholding or suspension of payments, fines and suspension, or debarment from contracting with U.S. government agencies. Such penalties and sanctions are not uncommon in the industry, and there is inherent uncertainty as to the outcome of any particular audit, review, or investigation. If we incur a material penalty or administrative sanction or otherwise suffer harm to our reputation, our profitability, cash position, and future prospects could be materially and adversely affected.

Further, if the U.S. government were to initiate suspension or debarment proceedings against us or if we are indicted for or convicted of illegal activities relating to our U.S. government contracts following an audit, review, or investigation, we may lose our ability to be awarded contracts in the future or receive renewals of existing contracts for a period of time which could materially and adversely affect our results of operations or financial condition. We could also suffer harm to our reputation if allegations of impropriety were made against us, which would impair our ability to win awards of contracts in the future or receive renewals of existing contracts.

Uncertain global macroeconomic and political conditions could materially adversely affect our results of operations and financial condition.

Our results of operations are materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. Current or potential customers may delay or decrease spending on our products and services as their business and budgets are impacted by economic conditions. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

We are subject to stringent U.S. export and import control laws and regulations. Unfavorable changes in these laws and regulations or U.S. government licensing policies, our failure to secure timely U.S. government authorizations under these laws and regulations, or our failure to comply with these laws and regulations could have a material adverse effect on our business, financial condition, and results of operations.

The inability to secure and maintain required export licenses or authorizations could negatively impact our ability to compete successfully or market our SMR technology and TRISO-X fuel for commercial applications outside the U.S. For example, if we were unable to obtain or maintain our licenses to export certain nuclear hardware, software, source code, or technical assistance, we would be effectively prohibited from exporting our SMR and TRISO-X fuel technology to non-U.S. locations, limiting our customer base to the U.S. and providing a competitive advantage to international SMR suppliers. In such cases, these restrictions could also require us to implement design changes to our SMRs to address issues with our domestic supply chain, which may increase costs or result in delays in delivery of new plants and subsequent additional SMRs when ordered. Certain key components of our SMRs are currently manufactured outside the U.S., and the imposition of sanctions, tariffs, or material changes in import and export requirements on a nation-by-nation basis, on materials or supplied components for our SMRs could have a material adverse effect on our operations. Additionally, we may require U.S. approvals in order to import certain materials and components that may be predominantly produced outside of the United States. Failure to comply with import and export requirements and regulations could expose us to civil or criminal penalties, fines, investigations, more onerous compliance requirements, loss of export privileges, debarment from government contracts or limitations on our ability to enter into contracts with the U.S. government. Any changes in export control regulations or U.S. government licensing policy, such as that which is necessary to implement U.S. government commitments to multilateral control regimes, may restrict our operations. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

We are part of the highly regulated nuclear power industry. Our fuel designs differ from fuels currently licensed and used by commercial nuclear power plants, and our SMR designs similarly differ from reactors currently in operation, including with respect to potential industrial applications. As a result, the regulatory licensing and approval process for our nuclear power plants and for others that operate with our nuclear fuels will be first-of-a-kind and therefore may experience delays and increased costs as part of the regulatory review process or additional fuel testing and/or fuel design modifications and costs to accommodate for actual fuel performance after fuel irradiation testing and post irradiation examination evaluations. Industry acceptance of our nuclear fuels may also be hindered. Additionally, there is no guarantee that our fuel will ultimately receive regulatory approval, and regulators could determine that our fuel does not meet applicable safety, performance, or environmental standards, which could prevent us from commercializing our fuel products.

All entities that operate nuclear power facilities, fabricate nuclear fuel, or transport nuclear materials in the U.S. are subject to the jurisdiction of the NRC (except for those facilities and applications separately regulated by the DOE or the U.S. Department of War), and entities performing the same activities in other countries are subject to regulation by the NRC’s counterparts around the world. Our SMR designs also differ significantly from the reactors used today by commercial nuclear power facilities. These differences may result in a more extensive and prolonged review by the NRC and its counterparts around the world, potentially causing delays in fuel and reactor development programs and in commercialization.

TRISO-X fuel cannot likely be used in existing nuclear reactors, and no currently available commercial fuel will work in our SMRs. Our fuel development timeline depends on the relevant nuclear regulator accepting and approving technical information and documentation that is generated during the fuel qualification program, including ongoing fuel irradiation testing at the Idaho National Lab test facility. There is a risk that the TRISO-X fuel may not perform as well as expected during the fuel qualification program or that regulators may require additional information regarding the fuel’s behavior or performance, either of which could result in unplanned analytical or experimental work, less efficient fuel, or possible fuel design changes, potentially leading to schedule delays, increased research and development costs, increased reactor operating, maintenance and fuel expenses, and increased fuel fabrication costs. There is no guarantee that our fuel will ultimately receive regulatory approval, and regulators could determine that our fuel does not meet applicable safety, performance, or environmental standards, which could prevent us from commercializing our fuel products. If we are unable to obtain the necessary regulatory approvals for our fuel or reactor designs, or if such approvals are significantly delayed, our ability to generate revenue from our core products and our business prospects could be adversely impacted. Similarly, our reactor development timeline depends on the relevant nuclear regulator accepting and approving technical information and documentation about our reactor designs in the course of any design-specific licensing, certification, approval or similar process, or facility-specific licensing. There is a risk that regulators may require additional information regarding the reactor’s behavior or performance that could cause delays and additional costs. With respect to both fuel performance and reactor design, the regulators may impose operational restrictions, such as lower fuel burnup limits, reactor power levels, or more frequent maintenance and testing of components, which could adversely affect the commercial viability of our products.

We must obtain governmental licenses to possess and use radioactive materials, including isotopes of uranium, in our TX-1 fuel fabrication facility operations. Failure to obtain or maintain, or delays in renewing, such licenses could impact our ability to fabricate TRISO-X fuel for our customers, who will initially be reliant on us for TRISO-X fuel, and have a material adverse effect on our business, financial condition and results of operation.

In February 2026, TRISO-X received an initial 40-year Special Nuclear Material License under 10 CFR Part 70 from the NRC enabling TRISO-X to commercially manufacture X-energy’s TRISO-X fuel at TX-1, a facility intended to manufacture the fuel for our reactor designs and for other advanced reactor designs that utilize coated particle fuel. We expect this license to also cover our TX-2 facility if built as currently planned on the same site. Failure to maintain compliance with the NRC license during construction and operation of TX-1 or to appropriately extend such license could interfere with or prevent provision of our TRISO-X fuel to initial and subsequent Xe-100 reactors, inhibit interest in our reactors by future customers, impair our ability to produce and market other coated particle fuels, or impact our plans for TX-2, our second facility. We also face the risk that the NRC could impose conditions in future extensions of the license that are not acceptable to us, which could materially and adversely affect our business and the commercial viability of our nuclear fuel products.

Given the nature and length of the permitting process, significant turnover and organizational changes within the NRC’s workforce, including at the Commission, project management, and technical staff levels could cause a reduced and transitioning workforce and could lengthen review timelines for any future extensions of the license — particularly in light of the increasing number of applications being submitted to the NRC by other companies. The combination of staffing adjustments and a heavier workload may result in delays in the review and approval of any future license extension applications, which would negatively impact our business and ability to develop our and our customers’ projects.

The operations of our planned fuel fabrication facilities in Tennessee, and any future fuel fabrication facilities, will be highly regulated by U.S. federal and state level governmental authorities, including the NRC as well as the State of Tennessee and any other state jurisdictions in which we may establish operations. Our operations could be significantly impacted by changes in government policies and priorities.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), NRC’s regulations and conditions of licenses, certificates of compliance, and orders. The NRC has authority to impose civil penalties (the maximum amount of which is adjusted annually to account for inflation) or additional requirements and to order cessation of operations for violations of these requirements. Penalties under the NRC regulations and applicable agency guidelines could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements also could adversely affect our results of operations and financial condition.

TX-1 and TX-2 in Oak Ridge, Tennessee will also be regulated by the State of Tennessee pursuant to Atomic Energy Act authority transferred under the NRC’s Agreement State Program and applicable state laws and regulations. Any future fuel fabrication facilities will be highly regulated in the location in which they are located.

Additionally, certain aspects of our current fuels R&D activity take place within DOE’s Oak Ridge National Laboratory (separate and apart from our TX-1 within the City of Oak Ridge). These activities are subject to DOE regulation and contractual requirements. Changes to those requirements could also materially affect our operations.

Changes in federal, state or local government laws, regulations, policies and priorities can impact our nuclear fuel operations. These could include changes in interpretations of regulatory requirements, increased inspection or enforcement activities, changes in budgetary priorities, changes in tax laws and regulations and other government actions or inaction. Any of these local, state and federal agencies may have the authority to impose civil and criminal penalties and our designs, facilities and projects must be approved by various regulatory bodies and to date, have not been approved. The public has the ability to intervene in licensing proceedings before the NRC for a fuel fabrication facility or a reactor.

The Xe-100 design has not yet been approved or licensed for use at any site by the NRC or any other national regulatory body, and approval or licensing of these designs is not guaranteed. Under the Atomic Energy Act and the implementing NRC regulations, members of the public, including state, local or tribal governments, have the right to request a public hearing or file a petition to intervene in connection with the NRC’s review of a license or permit application. Such requests may oppose the issuance of a license or permit in whole, or challenge specific aspects of the application or the NRC’s review. These proceedings can be complex and time-consuming, requiring the devotion of significant management attention and incur substantial legal and technical expenses to prepare responses, participate in hearings and address intervenor contentions. These proceedings may also delay or prevent the issuance of required Regulatory Approvals for any of our or our customer’s projects, including TX-1 or a customer’s Xe-100. The outcome of such proceedings is inherently uncertain and could result in the imposition of additional licensing conditions, or, in some cases, the denial of a Regulatory Approval. Any such delays or adverse outcomes could materially affect the timing, cost and feasibility of the projects and operations. Additionally, these hearing processes may also have adverse impacts on the local population’s perception of the safety of our facilities adversely impacting their timely deployment and efficient operations.

For example, Waterkeepers, an advocacy group, has filed a petition to intervene and request a hearing in connection with the pending application for a construction permit for one of our customer’s projects which will utilize our SMR technology under NRC Docket No. 50-614-CP. The petition challenges certain safety and environmental findings contained in the construction permit application. On January 22, 2026, the NRC’s Atomic Safety and Licensing Board granted Waterkeeper’s intervention, admitted for litigation two contentions concerning financial qualifications, and rejected the remaining contentions. On April 2, 2026, Waterkeeper filed a motion for leave to file a new contention and a prehearing conference was held on May 12, 2026 to hear arguments on the motion. The adjudicatory proceeding is ongoing. The Board also directed the parties to proceed with mandatory disclosures and scheduling, and indicated that the proceeding will be conducted under 10 C.F.R. Part 2, Subparts C and L, which may extend timelines and increase costs. Should such a petition result in delay or denial of regulatory approvals, our business would be materially adversely impacted.

We are also subject to Canadian regulatory approval processes for a portion of our business seeking approval in Canada. We must work through material parts of the Canadian review processes and engage with the NRC to address technical, policy, and programmatic matters ahead of formal application reviews for new projects.

To date, the Xe-100 has not yet been licensed, certified or approved by the U.S. NRC, U.K. Office for Nuclear Regulation (“ONR”) or the Canadian Nuclear Safety Commission (“CNSC”), and no currently operating NRC or CNSC-regulated reactor uses high temperature gas-cooled reactor technology or our TRISO-X fuel. In June 2026, we submitted an application to enter the United Kingdom’s Generic Design Assessment process for our Xe-100 and there is no guarantee that our application will be accepted.

If the NRC, ONR or CNSC disagrees with our, or our customers’, licensing approach or the technical bases supporting the nuclear safety and environmental impact evaluations, the construction and operating license application processes could take longer than currently expected, or a license may not be granted at all, which would materially and adversely affect our business. Further, the NRC or CNSC could impose conditions in a license that are not favorable or acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

Since taking office in January 2025, the U.S. President has announced, revised, paused, and enacted various executive orders and tariffs that could have wide-reaching economic and regulatory impact, including but not limited to causing the NRC to change its regulatory standards and thresholds. Any unexpected changes to the NRC’s requirements may result in substantial delay or increased costs for us or our customers, which may adversely impact our competitiveness.

Even if the Xe-100 is licensed in the U.S., U.K. and Canada, we must still obtain approvals on a country-by-country basis to deploy this reactor technology, which approvals may be delayed or denied or which may require modification to our design.

Even if the Xe-100 is licensed, certified and/or approved in the U.S., U.K. and Canada, if we are to deploy our technology in other countries, we must first obtain regulatory approvals for our technology in those countries. The regulatory framework to obtain approvals is complex, varies from country to country, and may involve authorities on a subnational or local level. Timelines are likely to be longer for initial deployments of our technology in any jurisdiction, as regulatory agencies may not be familiar with our technology and how it differs from the technology used in legacy nuclear power facilities. Moreover, other countries’ approval processes may differ markedly from the NRC process or the CNSC process, or they may require that we alter aspects of our design before providing approval. Design modifications to meet country-specific requirements could adversely impact our ability to achieve standardization and therefore increase design, construction, and/or operational costs. Denial or delay in approvals abroad could materially and adversely affect our business outside of the U.S. and Canada.

Our operations involve the use, transportation and disposal of toxic, hazardous and/or radioactive materials and could result in liability without regard to fault or negligence.

Our operations involve the use, transportation, and disposal of toxic, hazardous and radioactive materials. A release of these materials could pose a health risk to humans, plants and animals or the environment. If an accident were to occur, its severity would depend on the volume and location of the release and the speed of corrective action taken by emergency response personnel, as well as other factors beyond our control, such as weather and wind conditions.

Under federal, state and local laws and regulations, a current or former owner or operator of real property may be liable for costs to remediate contamination resulting from the presence or release of hazardous substances, wastes or petroleum products. These laws and regulations continue to evolve and have generally become more stringent over time. The costs associated with remediating contamination could be substantial, and liability under such laws is strict, joint and several and may attach whether or not the owner or operator knew of or caused such contamination. Moreover, the presence of contamination may expose us to third-party claims for property damage or bodily injury, subject our properties to liens in favor of the government for damages and cleanup costs, impose restrictions on the manner in which we use our properties, and materially adversely affect our ability to sell, lease, insure or develop our properties. We may also be liable for costs of remediating third-party disposal sites to which we arranged for the disposal or treatment of hazardous substances without regard to whether such disposal occurred in compliance with environmental laws. These matters could have an adverse effect on our financial condition.

Additionally, we may be responsible for decontamination or decommissioning of facilities where we conduct, or previously conducted, operations. Activities of our contractors, suppliers or other counterparties similarly may involve toxic, hazardous, and radioactive materials, and we may be liable contractually, or under applicable law, to contribute to remedy damages or other costs arising from such activities, including the decontamination or decommission of third-party facilities.

In the U.S., the nuclear liability law codified at 42 U.S.C. 2210 (along with subsequent amendments, the “Price Anderson Act”) and applicable NRC regulations and corresponding insurance requirements channel liability to the nuclear operator of a nuclear power plant for third-party offsite damages caused by a nuclear incident or a precautionary evacuation due to a possible or actual nuclear incident. U.S. law is substantially similar in effect to global nuclear liability regimes wherein operators are subject to robust liability channeling and financial protection regimes, such as required insurance policies or government indemnification, to cover the operator’s financial risk in the event of a nuclear incident that gives rise to third-party offsite liability. If, however, an incident or precautionary evacuation is not covered under such a nuclear liability limiting regulatory framework we could be financially liable for damages arising from such incident or evacuation, which could have an adverse effect on our results of operations and financial condition.

The Price Anderson Act does not, however, cover onsite loss or damage to property due to a nuclear incident. Rather, the NRC, like many nuclear regulators around the world, requires nuclear operators to maintain onsite property damage insurance for loss or damage to property due to a nuclear incident. If an incident resulting in onsite property damage is not otherwise covered by the mandatory insurance policy maintained at the facility or the damages exceed policy coverage limits, then we could be potentially liable for damages arising from such incident, which could have an adverse effect on our results of operations and financial condition. We cannot provide assurance that any insurance we obtain will be adequate to cover our losses or liabilities or that such coverage will continue to be available, or available on acceptable terms or at acceptable rates.

There is no assurance that our contractual limitations on liability will be effective in all cases or in all jurisdictions. The costs of defending against a claim arising out of a nuclear incident or precautionary evacuation not otherwise covered by insurance, and any damages awarded as a result of such claim, could adversely affect our results of operations and financial condition.

Unresolved spent nuclear fuel storage and disposal issues and associated costs could have a significant negative impact on X-energy’s business operations if potential Xe-100 customers view the risks associated with these issues and costs as unacceptably high. Additionally, U.S. policy related to storage and disposal of used fuel from our power plant and/or negative customer perception of risks relating to these policies could have a significant negative impact on our business prospects, financial condition, results of operations and cash flows.

During the licensing process, a nuclear power plant operator must indicate how it will decommission its power plant and must have a “standard agreement” with the DOE related to the storage of the fuel waste created during its operating life. Therefore, the requirement for our customers’ facilities to establish the disposal of fuel may create challenges related to timeline and optimal use of our TRISO-X fuel. The Nuclear Waste Policy Act (“NWPA”) of 1982 requires the DOE to take title to, and to provide for the permanent geologic disposal of, spent nuclear fuel (“SNF”) and associated high-level nuclear radioactive waste (“HLW”) generated by domestic nuclear reactors. In 1987, Congress amended the NWPA to designate Yucca Mountain, in Nevada, as the only site that the DOE could consider for a permanent repository. The DOE has suspended the Yucca Mountain licensing process due to lack of congressional appropriations, but the site remains designated in federal law. Under the NWPA and the Standard Contracts DOE has entered into with nuclear utilities, DOE remains obligated to provide for permanent disposal of all SNF and HLW. Interim storage of SNF and HLW is authorized under the NWPA and NRC regulations and requires the construction and maintenance of NRC licensed SNF/ HLW storage facilities. While the costs of developing and maintaining these interim storage facilities can have a significant effect on the costs associated with waste storage and disposal for nuclear reactors, including X-energy’s reactors, these costs could themselves be impacted by the timing of the opening of a disposal facility, as well as any possible future changes to the interim storage or transportation requirements for SNF and other forms of HLW, and the extent to which operators are able to continue to successfully recover costs from DOE through breach-of-contract litigation for its continued failure to provide for permanent disposal.

There is currently one consolidated interim storage (“CIS”) facility under development in the U.S. for the interim storage of SNF/HLW. Previously two facilities — Holtec International’s HI-STORE CIS in New Mexico and Interim Storage Partners’ facility in Texas — had been issued licenses by the NRC for construction and operation. These licenses were challenged in federal court, and in June 2025, the U.S. Supreme Court upheld the NRC’s authority to issue the licenses. However, Holtec International subsequently abandoned the project for the facility in October 2025. Interim Storage Partners’ facility is still planned; however, further engagement with the states and DOE is necessary to construct the project. It is possible that SNF/HLW generated at an X-energy reactor could be stored at this CIS facility; however, it is also possible that Interim Storage Partners’ CIS facility is never built or never becomes operational, or it may be unable to store such waste from an X-energy reactor, in which case, the waste would need to be stored onsite or at another interim SNF storage facility until another disposal option became available, such as a U.S. government-determined permanent national repository or other government storage facility.

The establishment of a national repository for the storage and/or permanent disposal of SNF, such as the one previously considered at Yucca Mountain, Nevada, the timing of such a facility’s opening and the ability of such a facility to accept waste from an X-energy reactor, and any related regulatory action, could impact the costs associated with our Xe-100 customers’ storage and/or disposal of SNF/HLW. Likewise, the establishment of a CIS for the storage of SNF/HLW, the timing of such a facility’s opening and being able to accept waste from an X-energy reactor, and any related regulatory action, could impact our customers’ costs associated with storage of SNF/HLW. These waste storage issues, and changes to the current waste disposal practices or changes to reactor operators’ ability to recover storage costs from DOE through litigation, could be material to X-energy’s operations if potential customers view waste disposal as problematic, detrimental or a negative factor when considering an investment in an X-energy reactor.

Our SMRs may not qualify as low-emissions or emissions-free pursuant to regulatory or incentive frameworks that consider emissions on a lifecycle basis or that otherwise account for fuel cycle emissions or energy consumption.

While our SMRs directly generate virtually no air emissions, including greenhouse gas emissions, during operations, our SMRs may nonetheless not qualify as providers of emissions-free, carbon-free, low-carbon or similar generating resources under emissions-limitation schemes that assess emissions on a lifecycle basis or that otherwise consider emissions from energy consumed in our fuel cycle because of our TRISO-X fuel production process. Our fuel fabrication facilities and our suppliers’ facilities may rely on the local electric grid and its mix of generating sources for electricity or may rely on contracted supply that does not provide a choice among electric generation sources. We cannot control the generation and electricity purchasing decisions of local electric utilities and their suppliers or of electric suppliers to our third-party partners. Certain regimes, such as various sustainability “taxonomies,” may also consider eligibility based on a wider array of environmental objectives, which we cannot guarantee we or our customers will be able to meet. The failure of our SMRs to qualify for inclusion in emissions reduction or climate change related emissions control schemes, or emissions-based incentive programs may result in higher costs or lower revenues for us or our customers, as well as eligibility for financing from capital providers focused on certain sustainability criteria, and may adversely impact the demand for our products from our customers, which could materially and adversely affect our business, financial condition, operating results and future prospects.

Changes in effective tax rates or adverse outcomes resulting from the examination of our income or other tax returns could adversely affect our results of operations and financial condition.

We are subject to taxation by international, U.S. federal, state, and local tax authorities. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•
allocation of expenses to and among different jurisdictions;
•
changes to our assessment about our ability to realize, or in the valuation of, our deferred tax assets that are based on estimates of our future results, the prudence and feasibility of possible tax planning strategies, and the economic and political environments in which we do business;
•
expected timing and amount of the release of any tax valuation allowances;
•
tax effects of stock-based compensation;
•
costs related to intercompany restructurings;
•
changes in tax laws, regulations, or interpretations thereof;
•
the outcome of current and future tax audits, examinations, or administrative appeals;
•
lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates; and
•
limitations or adverse findings regarding our ability to do business in some jurisdictions.

Any changes in U.S. taxation may increase our effective tax rate and harm our business, financial condition, and results of operations. In particular, new income or other tax laws or regulations could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws and regulations could be interpreted, modified, or applied adversely to us.

The unavailability, reduction or elimination of government and economic incentives and credits could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Any unavailability, reduction, or elimination of government and economic incentives and credits because of policy changes, or the reduced need for such incentives and credits due to the perceived success of nuclear energy or other reasons, may result in the diminished competitiveness of the alternative fuel and nuclear energy industry generally or our reactors, software and services in particular. Any of the foregoing could materially and adversely affect the growth of the alternative fuel automobile markets and our business, prospects, financial condition, results of operations, and cash flows.

While certain tax credits and other incentives for alternative energy production, alternative fuel, and nuclear energy have been available in the past, there is no guarantee that these programs will be available in the future. Some of these tax credits and incentives require interpretations from government bodies, and any changes could impact the applicability of these tax credits and incentives. Incentives provided by federal or state authorities may have predetermined expiration dates, may conclude once allocated funds are depleted, or could be reduced or discontinued due to changes in regulatory or legislative priorities. Consequently, the availability of tax credits or other government incentives and our ability and that of our customers and competitors to benefit from these credits and incentives remain uncertain at this time.

We may become involved in litigation that may materially adversely affect us.

From time to time, we may become involved in various legal proceedings relating to matters incidental to the ordinary course of our business, including intellectual property, commercial, product liability, employment, class action, whistleblower, personal injury, property damage, and other litigation and claims, and governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management’s attention and resources from the operation of our business and cause us to incur significant expenses or liability or require us to change our business practices. Because of the potential risks, expenses and uncertainties of litigation, from time to time, we may settle disputes, even where we believe that we have meritorious claims or defenses. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business.

Some of our customers’ projects will be regulated by U.S. federal energy regulators and may be materially adversely affected by changes in law, policy or regulation, or a failure to comply with laws or regulations.

Some of our customers’ projects in the U.S. will be subject to regulation at the federal level, by the Federal Energy Regulatory Commission (“FERC”). Under the Federal Power Act, FERC regulates the sale of electric energy at wholesale in interstate commerce and the transmission of electric energy in interstate commerce. FERC rate regulation will subject projects making wholesale sales of energy to a suite of regulations as well as certain risks, including the possibility that FERC may revoke or otherwise restrict their authorizations to make sales if FERC determines that such a company and its affiliates can exercise horizontal or vertical market power, create barriers to entry or engage in abusive affiliate transactions or market manipulation. Public utilities and their holding companies are subject to FERC reporting requirements that impose administrative burdens and that can expose a public utility to criminal and civil penalties for failure to comply with such requirements. Our projects will also likely be subject to certain reliability standards overseen by the North American Electric Reliability Corporation (“NERC”). Failure to comply with NERC reliability standards could lead to sanctions, including substantial monetary penalties.

Some of our customers’ U.S. projects will be located within organized bulk power markets administered by electric grid operators, and some of our U.S. project companies will sell power in, and participate in, those markets. These electric grid operators each have their own rules set forth in FERC-approved tariffs and related documents that govern the functioning of the wholesale electricity markets they oversee, as well as interconnection to the transmission system. These electric grid operators, which operate like quasi-regulatory bodies, can impose new rules or adopt new interpretations thereof that can have a material adverse effect on our business. Electric grid operators market rules regularly change over time, and such changes may materially adversely affect our project companies’ ability to sell energy, capacity, and ancillary services at a beneficial price and materially adversely affect our business.

A failure to comply with U.S. energy laws or FERC, NERC or electric grid operator rules and regulations could have a material adverse effect on our customers, which could in turn have a material adverse effect on our business, including any existing or future financing arrangements.

Any actual or perceived failure to comply with new or existing laws, regulations and other requirements relating to the privacy, security and processing of Personal Information could adversely affect our business, results of operations, or financial condition.

In connection with running our business, we receive, store, use and otherwise process information that relates to individuals and/or constitutes “personal data,” “personal information,” “personally identifiable information,” or similar terms under applicable data privacy laws (collectively, “Personal Information”), including from and about actual and prospective customers. as well as our employees and business contacts. We therefore may be subject to laws, regulations and other requirements relating to the privacy, security and handling of Personal Information.

The application and interpretation of such laws, regulations, and other requirements are constantly evolving and are subject to change, creating a complex compliance environment. In some cases, these requirements may be either unclear in their interpretation and application or they may have inconsistent or conflicting requirements with each other. Further, there has been a substantial increase in legislative activity and regulatory focus on data privacy and security in the U.S. and elsewhere, including in relation to cybersecurity incidents.

It is possible that new laws, regulations and other requirements, or amendments to or changes in interpretations of existing laws, regulations and other requirements, may require us to incur significant costs, implement new processes, or change our handling of information and business operations. In addition, any failure or perceived failure by us to comply with laws, regulations and other requirements relating to the privacy, security and handling of information could result in legal claims or proceedings, regulatory investigations, or enforcement actions. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. These proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, results of operations, and financial condition could be materially adversely affected.

Risks Relating to X-energy’s Capital Resources

In order to fulfill our business plan, we may require additional funding. To the extent we require such additional investor funding in the future, such funding may be dilutive to our investors and no assurances can be provided as to the terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding. The terms of any financing that we pursue may be less favorable than previously anticipated and could become even less favorable depending on the amount of funds we may require.

Our business is capital intensive. We expect that significant additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities, investment in our customers’ projects, risk-sharing arrangements, and costs associated with operating as a public company. To raise capital, we may enter into financing arrangements that may be costly or impose certain restrictive covenants or otherwise restrict our ability to seek additional leverage or financing. We may also seek to sell Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our corporate expenditures are subject to numerous risks and uncertainties.

Our current and future operating expenses are uncertain and impacted by various factors outside of our control, including rising costs and other impacts of inflation, evolving regulatory requirements, raw material availability, global conflicts, global supply chain challenges and component manufacturing and testing uncertainties, among other factors. Accordingly, it is possible that our overall expenses and related outspend could be higher than the levels we currently estimate, and any increases could have a material adverse effect on our business, financial condition, operating results and future prospects.

We may experience a disproportionately higher impact from inflation and rising costs.

Inflation has resulted in, and may continue to result in, higher interest rates and capital costs, higher shipping costs, higher material costs, supply shortages, increased costs of labor and other similar effects. Although the impact of material cost, labor, or other inflationary or economically driven factors will impact the entire nuclear and energy transition industry (including renewable sources of electricity, like solar and wind), the relative impact may not be the same across the energy transition industry, and the particular effects within the nuclear industry will depend on a number of factors, including material use, design, structure of supply agreements, project management and other factors, which could result in significant changes to the competitiveness of our technology and our ability to sell Xe-100 reactors and our TRISO-X fuel, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

We have a history of financial losses and may not achieve profitability in the future. We will need substantial additional capital to fund our operations at least until our reactors are commercially viable, which may never occur.

We expect to continue to incur operating losses for the foreseeable future, and we will need additional capital from external sources, including ARDP. Any delays or setbacks we may experience related to our first commercial delivery or in manufacturing fuel as well as any failure to obtain final investment decisions for future orders could have a material adverse effect on our business, results of operations, and financial condition and could harm our reputation. We may be required to cease operations or seek partners on terms that are less favorable than might otherwise be available. In the absence of additional capital, we may also be required to enter into agreements with potential customers on terms that are less favorable than might otherwise be available. If we are unable to continue to secure capital to fund our operations, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures may significantly alter our business plan and could cause significant delays in the development of our products.

Future indebtedness could expose us to risks that could adversely affect our business, financial condition, operating results and future prospects.

In the future, we may incur indebtedness. Future indebtedness could have significant negative consequences for our security holders, business, results of operations and financial condition by, among other things:

•
increasing our vulnerability to adverse economic and industry conditions;
•
limiting our ability to obtain additional financing;
•
requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
•
limiting our flexibility to plan for, or react to, changes in our business; and
•
placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay any future indebtedness that we may incur. Any future indebtedness that we may incur may contain financial and other restrictive covenants that will limit our ability to operate our business, raise capital or make payments under our indebtedness. If we fail to comply with such covenants or to make payments under any future indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that indebtedness becoming immediately payable in full and cross-default or cross-acceleration under the terms of any other indebtedness or other liabilities.

We may not achieve the development, regulatory, deployment, commercialization or other operational milestones, timelines and expectations that we publicly announce from time to time.

From time to time, we communicate expected milestones, development objectives, project timelines and other operational expectations regarding our business, including relating to reactor development, licensing activities, manufacturing readiness, supply chain development, customer project schedules, regulatory submissions and approvals, commercial deployment timing and strategic partnerships. These statements reflect our current plans and assumptions and are inherently subject to significant risks and uncertainties, many of which are beyond our control.

Our ability to achieve these milestones and timelines may be affected by numerous factors, including delays in regulatory review or approvals, supply chain constraints, fuel availability limitations, manufacturing or design challenges, financing constraints, changes in government funding or policy, contractor or vendor performance issues, customer delays, and other technical, operational or commercial challenges.

Many of our anticipated milestones relate to first-of-a-kind nuclear technology, complex regulatory processes and multi-party project execution efforts that involve substantial uncertainty. As a result, our actual progress, timing and outcomes may differ materially from our publicly disclosed expectations, and we may revise, delay or abandon certain milestones or timelines.
If we fail to achieve, or experience delays in achieving, announced milestones or timelines, our reputation, customer relationships, strategic partnerships and market credibility could be harmed, and the market price of our Class A common stock could be adversely affected.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed.

Payments due to us from our customers have in the past and may in the future be delayed due to billing cycles or as a result of failures of government budgets to gain congressional and administration approval in a timely manner. The U.S. government’s fiscal year ends September 30. If a federal budget for the next federal fiscal year has not been approved by that date in each year, our customers may have to suspend engagements that we are working on until a budget has been approved. Any such suspensions may reduce our revenue in the fourth quarter of the federal fiscal year or the first quarter of the subsequent federal fiscal year.

Additional factors that may cause our financial results to fluctuate from quarter to quarter include those addressed elsewhere in this “Risk Factors” section and the following factors, among others:

•
the terms of customer contracts that affect the timing of revenue recognition;
•
variability in demand for our services and solutions;

•
commencement, completion or termination of contracts during any particular quarter;
•
timing of shipments and product deliveries;
•
timing of award or performance incentive fee notices;
•
timing of significant bid and proposal costs;
•
the costs of remediating unknown design flaws or performance problems related to Xe-100 or TRISO-X fuel;
•
variable purchasing patterns under blanket purchase agreements and other indefinite delivery or indefinite quantity contracts;
•
restrictions on and delays related to the export of nuclear articles and services;
•
costs related to government inquiries;
•
strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs and joint ventures;
•
strategic investments or changes in business strategy;
•
changes in the extent to which we use subcontractors;
•
fluctuations in our staff utilization rates; and
•
changes in our effective tax rate, including changes in our judgment as to the necessity of the valuation allowance recorded against our deferred tax assets.

Changes in our accounting estimates and assumptions could negatively affect our financial position and results of operations.

We prepare our consolidated financial statements in accordance with U.S. GAAP. These accounting principles require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of our financial statements. We are also required to make certain judgments that affect the reported amounts of revenues and expenses during each reporting period. We periodically evaluate our estimates and assumptions including, but not limited to, the valuation of stock-based compensation, warrants, and liabilities measured at fair value. We base our estimates on historical experience and various assumptions that we believe to be reasonable based on specific circumstances. These assumptions and estimates involve the exercise of judgment and discretion, which may evolve over time in light of operational experience, regulatory direction, developments in accounting principles and other factors. Actual results could differ from these estimates as a result of changes in circumstances, assumptions, policies or developments in the business, which could materially affect our consolidated financial statements.

Risks Related to our Capital Structure

Our principal asset is our interest in XERC, and, as a result, we depend on distributions from XERC to pay our taxes and expenses (including payments under the Tax Receivable Agreement) and pay dividends. XERC’s ability to make such distributions may be subject to various limitations and restrictions.

We are a holding company and have no material assets other than our ownership of Common Units. As such, we have no independent means of generating revenue or cash flow, and our ability to pay our taxes and operating expenses or declare and pay dividends in the future, if any, will be dependent upon the financial results and cash flows of XERC and distributions we receive from XERC. There can be no assurance that XERC will generate sufficient cash flow to distribute funds to us or that applicable state law and contractual restrictions, including negative covenants in any applicable debt instruments, will permit such distributions. XERC may in the future be subject to debt instruments or other agreements that restrict its ability to make distributions to us, which may in turn affect XERC’s ability to pay distributions to us and thereby adversely affect our cash flows.

XERC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of XERC will be allocated to holders of Common Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of XERC. Under the terms of the XERC LLC Agreement, XERC will be obligated, subject to various limitations and restrictions, to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause XERC to make cash distributions to the holders of Common Units in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, XERC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which XERC is then a party, including debt agreements, or any applicable law, or that would have the effect of rendering XERC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement resulting in the future payments under the Tax Receivable Agreement for each taxable year after any such material breach being calculated utilizing certain deemed exchanges and valuation assumptions. In addition, if XERC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future.

In addition, the tax distributions that XERC may be required to make may be substantial, and the amount of any additional tax distributions XERC is required to make will likely exceed the tax liabilities that would be owed by a corporate taxpayer similarly situated to XERC. As a result of (i) potential differences in the amount of net taxable income allocable to us and to the other holders of Common Units, (ii) the lower tax rate applicable to corporations as opposed to individuals, and (iii) certain tax benefits covered by, and payments under, the Tax Receivable Agreement, these tax distributions may be in amounts that exceed our tax liabilities. Our board of directors will determine the appropriate uses for any excess cash so accumulated, which may include, among other uses, the payment of obligations under the Tax Receivable Agreement and the payment of other expenses. We will have no obligation to distribute such cash (or other available cash) to our shareholders. No adjustments to the exchange ratio for Common Units and corresponding shares of Class A common stock will be made as a result of any cash dividend or distribution by us or any retention of cash by us. As a result, the holders of Common Units (other than us) may benefit from value, if any, attributable to such cash balances if they acquire shares of Class A common stock in exchange for their Common Units, notwithstanding that such holders may have participated previously as holders of Common Units in distributions that resulted in such excess cash balances to us. To the extent we do not distribute such excess cash as dividends on our Class A common stock we may take other actions with respect to such excess cash, for example, holding such excess cash, lending or contributing it (or a portion thereof) to XERC, which may result in shares of our Class A common stock increasing in value relative to the value of Common Units, or repurchasing outstanding shares of our Class A common stock. Following a contribution of such excess cash to XERC, we may, but are not required to, make an adjustment to the outstanding number of Common Units held by holders of Common Units (other than us).

Funds used by XERC to satisfy its obligation to make tax distributions will not be available for reinvestment in our business, except to the extent we or certain other continuing equity owners and their affiliates that own Common Units in XERC and our Class B common stock (but excluding X-Energy Management, LLC) (“Continuing Equity Owners”) use any excess cash received to reinvest in XERC for additional Common Units.

Moreover, because cash available for additional tax distributions will be determined by taking into account the ability of XERC and its subsidiaries to take on additional borrowing, XERC may be required to increase its indebtedness in order to fund additional tax distributions. Such additional borrowing may adversely affect our results of operations, cash flows and financial position by, without limitation, limiting our ability to borrow in the future for other purposes, such as capital expenditures, and increasing our interest expense and leverage ratios.

The Tax Receivable Agreement with XERC and the TRA Holders requires us to make cash payments to the TRA Holders in respect of certain tax benefits to which we may become entitled, and we expect that such payments will be substantial.

In connection with our initial public offering (“IPO”), we entered into a Tax Receivable Agreement with XERC and the TRA Holders. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of (i) Basis Adjustments (as defined in the TRA), (ii) Existing Basis (as defined in the TRA), (iii) Blocker Tax Attributes (as defined in the TRA) and (iv) Interest Deductions (as defined below). We are required to make such payments to the TRA Holders even if all of the TRA Holders were to exchange or redeem their remaining Common Units. “Interest Deductions” means means deductions attributable to imputed interest and other payments of interest by X-Energy, Inc. pursuant to the Tax Receivable Agreement.

The payment obligations under the Tax Receivable Agreement are an obligation of the Company and not of XERC. We expect that the amount of the cash payments we are required to make under the Tax Receivable Agreement will be substantial. Any payments made by us to the TRA Holders under the Tax Receivable Agreement will not be available for reinvestment in our business and will generally reduce the amount of overall cash flow that might have otherwise been available to us. To the extent that we are unable to make timely payments under the Tax Receivable Agreement for any reason, the unpaid amounts will be deferred and will accrue interest until paid by us; provided, however, that nonpayment for a specified period may constitute a material breach (as defined under the Tax Receivable Agreement). In the case of a material breach, or in the event of certain changes of control (as defined under the Tax Receivable Agreement), which includes certain mergers, asset sales and other forms of business combinations, the Tax Receivable Agreement will not terminate nor will a single, accelerated lump sum payment be due; however, the calculation of certain future payments made under the Tax Receivable Agreement will utilize certain valuation assumptions, including that (i) in the case of a change of control any Common Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (ii) in either case, X-Energy, Inc. will have sufficient taxable income to fully utilize the tax attributes covered by the Tax Receivable Agreement. These payment obligations could (i) make us a less attractive target for an acquisition, particularly in the case of an acquirer that cannot use some or all of the tax benefits that are the subject of the Tax Receivable Agreement and (ii) result in holders of our Class A common stock receiving substantially less consideration in connection with a change of control transaction than they would receive in the absence of such obligation. Accordingly, the TRA Holders’ interests may conflict with those of the holders of our Class A common stock. Furthermore, if we exercise our right to terminate the Tax Receivable Agreement, we would be obligated to make an immediate payment, and such payment may be significantly in advance of, and may materially exceed, the actual realization, if any, of the future tax benefits to which the payment relates.

Assuming no material changes in the relevant tax laws and that we earn sufficient taxable income to realize all tax benefits that are subject to the Tax Receivable Agreement, we expect that future payments under the Tax Receivable Agreement could be substantial and could aggregate to hundreds of millions of dollars over a period of approximately 15 years. However, the actual amounts and timing of payments are highly uncertain and will depend on numerous variable factors. The actual Basis Adjustments, Existing Basis, Blocker Tax Attributes and Interest Deductions and the actual utilization of any resulting tax benefits, as well as the amount and timing of any payments under the Tax Receivable Agreement, will vary depending upon a number of factors, including: the timing of redemptions by the TRA Holders; the price of shares of our Class A common stock at the time of the exchange; the extent to which such exchanges are taxable; the amount of gain recognized by such TRA Holders; the amount and timing of the taxable income allocated to us or otherwise generated by us in the future; the portion of our payments under the Tax Receivable Agreement constituting imputed interest; our ability to generate sufficient taxable income to utilize the available tax benefit; changes in tax laws or regulations; the federal and state tax rates then applicable; and other factors. As a result, the actual payments could be significantly higher or lower than this estimate, could be concentrated in certain periods rather than spread evenly over time, or may not materialize at all if we do not generate sufficient taxable income. Although we expect the payments we will be required to make will be substantial, there can be no assurance as to the amount or timing of payments we will be required to make under the Tax Receivable Agreement.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that does not benefit holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners.

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit the holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners. We entered into the Tax Receivable Agreement with XERC and the TRA Holders in connection with the completion of our IPO and the Reorganization Transactions, which provides for the payment by us to the TRA Holders of 85% of the amount of cash tax savings, if any, that we actually realize, or in some circumstances are deemed to realize, as a result of (i) Basis Adjustments, (ii) Existing Basis, (iii) Blocker Tax Attributes and (iv) Interest Deductions. Although we will retain 15% of the amount of such tax benefits, this and other aspects of our organizational structure may adversely impact the trading market for our Class A common stock.

In certain cases, payments under the Tax Receivable Agreement to the TRA Holders may be accelerated or significantly exceed any actual benefits we realize in respect of the tax attributes subject to the Tax Receivable Agreement.

The Tax Receivable Agreement will generally apply to each of our taxable years, beginning with the first taxable year ending after the consummation of the Transactions. There is no maximum term for the Tax Receivable Agreement. Importantly, upon a change of control, the Tax Receivable Agreement will not terminate nor will the lump sum payment be due. However, the Tax Receivable Agreement provides that if we (i) commit a material breach under the Tax Receivable Agreement or (ii) undergo a change of control, which includes certain mergers, asset sales, other forms of business combinations or other changes of control, then our obligations, or our successor’s obligations, under the Tax Receivable Agreement to make payments will be calculated utilizing certain valuation assumptions, including that (x) in the case of a change of control, any Common Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (y) in either case, X-Energy, Inc. will have sufficient taxable income to fully utilize the tax attributes covered by the Tax Receivable Agreement. Furthermore, the Tax Receivable Agreement provides that if we elect an early termination of the Tax Receivable Agreement, the payment will be accelerated and we will be required to make a payment to the TRA Holders based on certain assumptions, including an assumption that we will have sufficient taxable income to fully utilize all potential future tax benefits that are subject to the Tax Receivable Agreement.

As a result of the foregoing, we would be required to make an immediate cash payment equal to the present value of the anticipated future tax benefits that are the subject of the Tax Receivable Agreement, based on certain assumptions, which payment may be made significantly in advance of the actual realization, if any, of such future tax benefits. Such cash payment to the TRA Holders could be greater than the specified percentage of any actual benefits we ultimately realize in respect of the tax benefits that are subject to the Tax Receivable Agreement. In these situations, our obligations under the Tax Receivable Agreement could have a substantial negative impact on our liquidity and could have the effect of delaying, deferring, or preventing certain mergers, asset sales, other forms of business combinations or other changes of control. For example, should we elect to terminate the Tax Receivable Agreement, assuming no material changes in the relevant tax laws or tax rates and that we earn sufficient taxable income to realize all potential tax benefits that are subject to the Tax Receivable Agreement, we estimate that the aggregate of termination payments could be substantial and could amount to several hundred million dollars. However, the actual amount would be highly dependent on numerous variable factors at the time of termination, including prevailing discount rates, our stock price at such time, the number of unredeemed Common Units, applicable tax rates, and other factors, and could differ materially from this estimate. There can be no assurance that we will be able to fund or finance our obligations under the Tax Receivable Agreement. We may need to incur debt to finance payments under the Tax Receivable Agreement to the extent our cash resources are insufficient to meet our obligations under the Tax Receivable Agreement as a result of timing discrepancies or otherwise.

We will not be reimbursed for any payments made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits are disallowed.

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”), or another tax authority, may challenge all or part of the Basis Adjustments, Existing Basis, Blocker Tax Attributes, Interest Deductions or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of TRA Holders under the Tax Receivable Agreement, then we are not be permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the TRA Holders. The interests of the TRA Holders in any such challenge may differ from or conflict with our interests and your interests, and the TRA Holders may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against future cash payments, if any, that we might otherwise be required to make to such TRA Holder, under the terms of the Tax Receivable Agreement. However, we might not determine whether we have effectively made an excess cash payment to a TRA Holder for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Holder that are the subject of the Tax Receivable Agreement.

The commencement of payments under the Tax Receivable Agreement in the case of an early termination or the application of certain valuation assumptions under the Tax Receivable Agreement in the case of certain changes of control or a material breach may negatively impact the value received by owners of our Class A common stock.

The Tax Receivable Agreement provides that if we elect an early termination of the Tax Receivable Agreement, X-Energy, Inc’s obligations with respect to the Tax Receivable Agreement would be accelerated and based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. In the event of certain changes of control, or a material breach (as defined in the TRA) by X-Energy, Inc., including an insolvency event, the calculation of certain future payments made under the tax receivable agreement will utilize certain valuation assumptions, including that (i) in the case of a change of control, Common Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (ii) in either case, X-Energy, Inc. will have sufficient taxable income to fully utilize the tax attributes covered by the Tax Receivable Agreement. Such payments may significantly exceed the actual benefits X-Energy, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement following a change of control will be substantial and may be in excess of 85% of X-Energy, Inc.’s actual cash tax benefits. X-Energy Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreement may negatively impact the value received by owners of our Class A common stock in a change of control transaction.

The Continuing Equity Owners, including the X-energy Founder and certain of their affiliates, may have conflicting interests with holders of shares of our Class A common stock.

The X-energy Founder and certain of their affiliates beneficially own over 20% of the combined voting power of our Class A common stock or Class B common stock. Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to one vote per share on all matters on which shareholders are entitled to vote generally.

The Continuing Equity Owners, including the X-energy Founder and certain of their affiliates, may have conflicting interests with holders of shares of our Class A common stock. The Continuing Equity Owners, including the X-energy Founder and certain of their affiliates, own approximately 30% of the Common Units. For example, if XERC makes distributions to the Company, the non-managing members of XERC will also be entitled to receive such distributions pro rata in accordance with their ownership of Common Units and their preferences as to the timing and amount of any such distributions may differ from those of our public shareholders. The Continuing Equity Owners, including the X-energy Founder and certain of their affiliates, may also have different tax positions from us that could influence their decisions regarding whether and when to dispose of assets, especially in light of the existence of the Tax Receivable Agreement that we entered into in connection with our IPO with XERC and the TRA Holders, whether and when to incur new or refinance existing indebtedness and whether and when the Company should terminate the Tax Receivable Agreement and accelerate its obligations thereunder. In addition, the structuring of future transactions may take into consideration our Continuing Equity Owners tax or other considerations even where no similar benefit would accrue to us.

Changes in tax laws and unanticipated tax liabilities could adversely affect our effective income tax rate and profitability.

We are subject to income taxes in the U.S. Our effective income tax rate and profitability could be adversely affected in the future by several factors, including changes in tax laws, regulations, administrative guidance or interpretations at the federal, state, or international level and changes in the valuation of deferred tax assets and liabilities.

On July 4, 2025, the President signed into law the OBBBA, a sweeping tax and spending law that makes permanent many provisions of the 2017 Tax Cuts and Jobs Act, while introducing new tax policies and restructuring others. While certain provisions may reduce our tax liability, such as modifications to corporate tax rates, deductions, credits, treatment of foreign income, and expensing rules, others may introduce new complexity and audit risk. We will continue to monitor the potential impact of the OBBBA. Because tax laws are dynamic and often retroactive or uncertain in interpretation, projected tax liabilities may differ significantly from eventual obligations. The net impact remains uncertain, and misapplication of the new rules could lead to materially adverse outcomes.

We regularly assess all of these tax-related matters to determine the adequacy of its tax provision. If current tax strategies are ineffective or not in compliance with domestic and international tax laws, our financial position, operating results, and cash flows could be adversely affected.

Risks Related to Ownership of our Class A common stock

The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

There was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not develop or be sustained. We cannot predict the prices at which our Class A common stock will continue to trade. The market prices of the securities of newly public companies such as us, particularly in the nuclear industry, have historically been highly volatile. The market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
overall performance of the equity markets and the performance of nuclear companies in particular;
•
variations in our operating results, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;
•
changes in the financial projections we may provide to the public or our failure to meet these projections;
•
failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•
recruitment or departure of key personnel;
•
the economy as a whole and market conditions in our industry;

•
negative publicity related to problems in our manufacturing or timeline to commercialization, the real or perceived quality of our reactor design and fuel, as well as the failure to timely launch new products or services that gain market acceptance;
•
rumors and market speculation involving us or other companies in our industry;
•
announcements by us or our competitors of new products, services, significant technical innovations, acquisitions, strategic partnerships, joint ventures, or capital commitments;
•
new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•
lawsuits threatened or filed against us, litigation involving our industry, or both;
•
developments or disputes concerning our or other parties’ products, services, or intellectual property rights;
•
other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;
•
the expiration of contractual lock-up or market standoff agreements; and
•
sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders, or the perception that they might occur, may cause the price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline and could impair our ability to raise capital through the sale of additional equity securities. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

All of the shares of Class A common stock sold in our IPO, including under the Directed Share Program, are freely tradable without restrictions or further registration under the Securities Act except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act, would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below.

In connection with our IPO, we, all of our directors and executive officers, all of our greater than 5% holders and substantially all of the other holders of shares of our capital stock or other securities convertible into or exchangeable for shares of our Class A common stock upon consummation of our IPO, have entered into market standoff agreements with us or lock-up agreements with the underwriters that prohibit them, subject to certain customary exceptions, from selling, contracting to sell, granting any option for the sale of, transferring, or otherwise disposing of any shares of common stock, stock options, or any security or instrument related to common stock or stock options without the permission of J.P. Morgan Securities LLC on behalf of the underwriters for a period that is expected to end on September 1, 2026.

Holders of our outstanding shares of Class A common stock and securities convertible into or exercisable or exchangeable for shares of our Class A common stock are subject to restrictions on their ability to sell or transfer their equity until September 1, 2026. We refer to such period as the “lock-up period.” J.P. Morgan Securities LLC, on behalf of the underwriters, may release certain stockholders from the market standoff agreements or lock-up agreements prior to the end of the lock-up period and, in such event, certain other stockholders may have pro rata release rights. Record holders of our securities are typically the parties to the lock-up agreements with the underwriters and to the market standoff agreements with us referred to above, while holders of beneficial interests in our shares who are also not holders in respect of such shares are not typically subject to any such agreements or other similar restrictions. Accordingly, we believe that holders of beneficial interests who are not holders and are not bound by market standoff or lock-up agreements could enter into transactions with respect to those beneficial interests that negatively impact our stock price. In addition, an equity holder who is neither subject to a market standoff agreement with us nor a lock-up agreement with the underwriters may be able to sell, short sell, transfer, hedge, pledge, or otherwise dispose of or attempt to sell, short sell, transfer, hedge, pledge, or otherwise dispose of, their equity interests at any time. Any such transaction described above involving shares of our Class A common stock, or any perception by the market that such transaction may occur, could cause our stock price to decline.

When the applicable lock-up and market standoff periods described above expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares in the public market. In addition, J.P. Morgan Securities LLC on behalf of the underwriters, may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period and, in such event, certain other stockholders may have pro rata release rights. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any further issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. As a new public company, the analysts who publish information about our Class A common stock will have had relatively little experience with our business, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We have identified a material weakness in our internal control over financial reporting. If our remediation of such material weakness is not effective, or if X-energy experiences additional material weaknesses or otherwise fails to design and maintain effective internal control over financial reporting in the future, X-energy’s ability to timely and accurately report its financial condition and results of operations or comply with applicable laws and regulations could be impaired, which may adversely affect investor confidence in X-energy and, as a result, the value of X-energy Class A common stock.

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2024 and 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

For the years ended December 31, 2024 and 2023, the material weakness primarily relates to the following matter that is relevant to the preparation of our consolidated financial statements:

•
We lacked a sufficient complement of accounting and financial reporting personnel to analyze and interpret complex technical agreements and related valuations and ensure that we record and disclose transactions appropriately.

The material weakness described above was not remediated during the year ended December 31, 2025 or during the three months ended March 31, 2026, and if not remediated in the future, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In order to remediate this material weakness, we have taken and plan to take the following actions:

•
continuing to hire additional, qualified accounting and finance personnel; and
•
designing and implementing additional controls and processes that operate at an appropriate level of precision to ensure adequate review of highly complex technical agreements and valuations.

We cannot assure you that the measures we have taken to date, and that we are continuing to implement, will be sufficient to remediate the material weakness we have identified or to avoid the identification of additional material weaknesses in the future. If the steps we take do not remediate the material weakness in a timely manner, there could continue to be a reasonable possibility that this control deficiency or others could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Our independent registered public accounting firm is not required to report on the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse, which would occur in the event we have a material weakness in our internal control over financial reporting. If new material weaknesses are identified in our internal control over financial reporting, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected which, in turn, may adversely affect our reputation and business and the market price of our Class A common stock. In addition, any such failures could result in litigation or regulatory actions by the SEC or other regulatory authorities, loss of investor confidence, delisting of our securities and harm to our reputation and financial condition, or diversion of financial and management resources from the operation of our business.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, beginning with our second annual report, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Though we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404(a) until our second annual report, we are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. In the future, when we are no longer an emerging growth company, our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial costs and expend significant management efforts.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2022 will be time consuming and costly. If, during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that the existing material weakness has not been remediated, our management will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

We do not intend to pay dividends on the common stock of X-energy for the foreseeable future.

We have never declared or paid any cash dividends on our Class A common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Holders of our Class B common stock do not have any economic rights or any right to receive dividends, or to receive a distribution upon a liquidation, dissolution or winding up X-Energy, Inc., with respect to their Class B common stock. Accordingly, investors must rely on sales of their Class A common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

We have incurred increased costs as a result of operating as a public company, and our management is required to devote substantial time to compliance initiatives and corporate governance practices.

As a public company, we incur, and particularly after we are no longer an emerging growth company will incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, the Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

Moreover, these rules and regulations have in the past and may in the future increase our legal and financial compliance costs and make some activities more time-consuming and costly. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and make it more difficult for us to attract and retain qualified members to our board of directors. In addition, our management and other personnel divert attention from operational and other business matters to devote substantial time to these public company requirements. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS Act, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are just beginning the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

Key members of our management team have limited experience managing a public company.

Many members of our management team have limited experience managing a publicly traded company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our operations as a public company, which are subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management and have in the past and may in the future divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, operating results and future prospects.

We are an emerging growth company, as defined in the Securities Act, and the reduced disclosure requirements applicable to emerging growth companies may make our Class A common stock less attractive to investors.

We qualify as an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We intend to take advantage of this extended transition period under the JOBS Act for adopting new or revised financial accounting standards.

For as long as we continue to be an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including presenting only limited selected financial data and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act. As a result, our shareholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual revenue exceeds $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt securities during any three-year period, or if before that time we are a “large accelerated filer” under U.S. securities laws. We cannot predict if investors will find our Class A common stock less attractive because we may rely on these exemptions. If some investors find our Class A common stock less attractive, as a result, there may be a less active trading market for our Class A common stock and our share price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sale of Securities.

2024 Warrant Exercise and C-1 Preferred Units Issuance

In March 2026, XERC amended the 2024 Warrant to permit the holder to elect a cashless exercise of the 2024 Warrant at an earlier date than provided by the 2024 Warrant’s original terms. The warrant holder exercised the warrant on March 18, 2026 and received 19.6 million Series C-1 Preferred Units.

Reorganization Transaction Issuances

In connection with the Reorganization Transactions completed prior to the closing of our IPO, on April 23, 2026, we issued 218.5 million shares of our Class A common stock to Continuing Equity Holders, Former Equity Owners and Blocker Companies and 118.9 million shares of our Class B common stock to the Continuing Equity Owners.

Conversion of PIUs

Before the Reorganization Transactions, we granted equity awards in the form of Class B Common Units of Management LLC intended to qualify as profits interests within the meaning of applicable tax guidance. In connection with the Company’s IPO, on April 23, 2026, Management LLC effectuated a recapitalization into common units and then Management LLC contributed all of its common units of XERC to us in exchange for 18.0 million shares of our Class A common stock, which Class A common stock is subject to the same vesting conditions, if any, of the corresponding common units of XERC before the exchange.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions or any public offering. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Initial Public Offering Proceeds.

On April 23, 2026, our Registration Statement on Form S-1 (File No 333-294508) relating to our IPO of Class A common stock was declared effective by the SEC. Upon the closing of our IPO on April 27, 2026, we issued 50,892,857 shares of Class A common stock at a public offering price of $23.00 per share, including exercise of the underwriters’ over-allotment option, resulting in net proceeds of approximately $1.1 billion, after deducting underwriting discounts of $67.3 million and approximately $10.3 million of other offering expenses.

J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, Jefferies LLC, and Moelis & Company LLC acted as representatives of the underwriters for the offering. None of the expenses associated with our IPO were paid, directly or indirectly, to any of our directors or officers, any persons owning 10% or more of any class of equity securities, or to any of our affiliates.

X-Energy, Inc. used proceeds from the IPO to purchase Common Units from XERC. There has been no material change in the planned use of proceeds by XERC from the IPO as described in the final prospectus filed with the SEC on April 27, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” and/or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 5.02(e)

On June 1, 2026, our Compensation and Culture Committee approved a grant that resulted in (i) 246,665 restricted stock units and (ii) 332,615 options granted to Daniel Gross, our Chief Financial Officer. The awards are subject to the terms of our 2026 Equity Incentive Plan.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference
3.1	Amended and Restated Certificate of Incorporation of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.1
3.2	Amended and Restated Bylaws of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-294508	3/20/2026	4.1
10.1†	X-Energy, Inc. 2026 Equity Incentive Plan	S-8	333-295358	4/28/2026	99.1
10.2†	X-Energy, Inc. 2026 Employee Stock Purchase Plan	S-8	333-295358	4/28/2026	99.2
10.3*†	Form Restricted Stock Unit Award Agreement under X-Energy, Inc. 2026 Equity Incentive Plan
10.4*†	Form Option Agreement under X-Energy, Inc. 2026 Equity Incentive Plan
10.5	X-Energy, Inc. Non-Employee Director Compensation Program	S-1	333-294508	3/20/2026	10.8
10.6	Form of Indemnification Agreement	S-1	333-294508	3/20/2026	10.9
10.7*+	Eighth Amended and Restated Limited Liability Company Agreement of X-Energy Reactor Company, LLC.
10.8*+	Master Reorganization Agreement
10.9*+	Tax Receivable Agreement
10.10*	Fourth Amended and Restated Registration Rights Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

+ Certain schedules and attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Corporation agrees to furnish a copy of such schedules and attachments to the Securities and Exchange Commission upon its request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 4, 2026	By:	/s/ Daniel Gross

Chief Financial Officer

(Authorized Officer and Principal Financial Officer)