Form 10-Q
period 2026-06-30
X-Energy, Inc.
filed 2026-08-13
CIK 2088896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, the registrant had 287,458,734 shares of Class A common stock, $0.0001 par value per share, and 118,907,374 shares of Class B common stock, $0.0001 par value per share, outstanding.

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

These forward-looking statements are based on information available as of the date of this Report and our management teams’ current expectations, forecasts and assumptions. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any results, performance or achievements expressed or implied by the forward-looking statements, including without limitation:

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
•
construction or engineering design delays affecting the initial deployment of the Xe-100 under the ARDP and our customers’ schedules;
•
the ability to raise sufficient capital to fund our business plan;
•
our and our partners’ ability to obtain regulatory approvals necessary to deploy small modular reactors in the U.S. and abroad in a timely way, or at all;
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
•
public perception and political support for nuclear energy, which can shift due to various factors such as adverse events, activism or changes in policy priorities, potentially slowing licensing and deployment and increasing costs;
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

•
the potential for volatility in the market price of our Class A common stock, the risk of securities litigation, and the possibility that sales of substantial amounts of our stock could cause our stock price to decline; and
•
other risks and uncertainties indicated in this report, including those set forth under the section of this report entitled “Risk Factors” in Part II, Item 1A of this Report.

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

GENERAL

All reports we file with the SEC are available for download free of charge via the Electronic Data Gathering Analysis and Retrieval (EDGAR) System on the SEC’s website at www.sec.gov. We also make electronic copies of our reports available for download, free of charge, through our investor relations website at www.investors.x-energy.com as soon as reasonably practicable after filing such material with the SEC.

We may announce material business and financial information to our investors using our investor relations website at www.investors.x-energy.com. We therefore encourage investors and others interested in X-energy to review the information that we make available on our website, in addition to following our filings with the Securities and Exchange Commission, webcasts, press releases and conference calls. Information contained on our website is not incorporated into, and does not form a part of this Report.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

X-ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and share data)

(unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,145,424	$458,932
Short-term investments	489,752	304,908
Accounts receivable	40,782	32,940
Unbilled receivables and contract assets	75,359	41,529
Prepaid and other current assets	21,302	11,491
Due from related parties	21,256	4,580
Total current assets	1,793,875	854,380
Long-term investments	264,634	261,458
Restricted cash	4,200	3,698
Property and equipment, net	119,126	50,105
Operating lease right-of-use assets	21,750	22,696
Other long-term assets	51,626	18,934
Total assets	$2,255,211	$1,211,271
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS' EQUITY AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$10,700	$3,363
Accrued liabilities	86,142	51,217
Due to related parties	7,466	4,225
Total current liabilities	104,308	58,805
Long-term deferred revenue	12,800	12,800
Long-term deferred revenue with related parties	17,527	2,353
Long-term operating lease liabilities	24,929	20,887
Warrant liabilities	—	274,166
Total liabilities	159,564	369,011
Mezzanine equity
Class A and B common units⁽¹⁾	—	95,153
Series A, A-1, B, C, C-1, and D redeemable convertible preferred units⁽¹⁾	—	1,971,402
Total mezzanine equity	—	2,066,555
Preferred Stock: $0.0001 par value per share; 10.0 million shares authorized, no shares issued and outstanding as of June 30, 2026; no shares authorized, issued, and outstanding as of December 31, 2025	—	—
Class A common stock: $0.0001 par value per share; 1,868.0 million shares authorized, 287.4 million shares issued and outstanding as of June 30, 2026; no shares authorized, issued and outstanding as of December 31, 2025	29	—
Class B common stock: $0.0001 par value per share; 132.0 million shares authorized, 118.9 million shares issued and outstanding as of June 30, 2026; no shares authorized, issued and outstanding as of December 31, 2025	12	—
Accumulated deficit	(59,090)	(1,236,345)
Accumulated other comprehensive income (loss)	306	(117)
Additional paid-in capital	1,873,512	12,167
Total equity (deficit) attributable to X-Energy, Inc.	1,814,769	(1,224,295)
Non-controlling interests	280,878	—
Total stockholders’ equity and members’ deficit	2,095,647	(1,224,295)
Total liabilities, mezzanine equity, and stockholders’ equity and members’ deficit	$2,255,211	$1,211,271

__________

(1)
See Note 10 — Stockholders’ Equity and Mezzanine Equity for breakdown of mezzanine equity units.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Services revenue(1)	$50,119	$16,919	$90,025	$34,010
Grant income	4,482	4,585	7,999	8,298
Total revenues and grant income	54,601	21,504	98,024	42,308
Operating expenses
Direct costs	86,658	36,129	152,017	64,853
Selling, general and administrative	77,733	27,347	121,850	45,327
Research and development	244	808	299	1,210
Total operating expenses	164,635	64,284	274,166	111,390
Operating loss	(110,034)	(42,780)	(176,142)	(69,082)
Other income (expense)
Interest expense	—	(360)	—	(484)
Interest income	11,013	4,980	19,942	10,457
Other income (expense), net	(6,312)	(50,688)	(115,350)	(39,951)
Total other income (expense), net	4,701	(46,068)	(95,408)	(29,978)
Net loss	(105,333)	(88,848)	(271,550)	(99,060)
Less: Net loss attributable to non-controlling interests	(46,243)	(88,848)	(212,460)	(99,060)
Net loss attributable to X-Energy, Inc.	$(59,090)	$—	$(59,090)	$—

Net loss attributable to Class A common stock per share, basic and diluted(2)	$(0.21)	N/A	$(0.21)	N/A
Weighted-average shares of Class A common stock outstanding, basic and diluted(2)	280,148,818	N/A	280,148,818	N/A

Other comprehensive income (loss)
Foreign currency translation adjustment	410	(766)	553	(976)
Changes in fair value of liabilities under fair value option attributable to changes in instrument-specific credit risk	—	291	—	444
Other comprehensive income (loss)	410	(475)	553	(532)
Comprehensive loss	(104,923)	(89,323)	(270,997)	(99,592)
Less: Comprehensive loss attributable to non-controlling interests	(46,179)	(89,323)	(212,253)	(99,592)
Comprehensive loss attributable to X-Energy, Inc.	$(58,744)	$—	$(58,744)	$—

__________

(1)
Includes related party revenue of $2.4 million and $2.3 million for the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $5.0 million for the six months ended June 30, 2026 and 2025, respectively.
(2)
Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s Reorganization Transactions (as defined in Note 1 — Organization and Nature of Business). See Note 12 — Net Loss per Share for the calculation of net loss per share.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’ DEFICIT, AND MEZZANINE EQUITY

(in thousands, except unit and share amounts)

(unaudited)

	Class A Common Units		Class B Common Units		Preferred Units (1)		Total Mezzanine Equity	Class A Common Stock		Class B Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Non-Controlling Interest	Total stockholders’ equity and members’ deficit
	Units	Amount	Units	Amount	Units	Amount		Shares	Amount	Shares	Amount
Balance, January 1, 2025	3,128,026	$1,800	13,960,705	$90,859	247,843,123	$1,207,717	$1,300,376	—	$—	—	$—	(846,567)	$6	$—	$—	$(846,561)
Unit-based compensation	—	—	—	290	—	—	290	—	—	—	—	(225)	—	—	—	(225)
Issuance of Series C-1 Preferred Units, net of issuance costs	—	—	—	—	8,235,521	51,252	51,252	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(10,212)	—	—	—	(10,212)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(210)	—	—	(210)
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	—	—	—	—	—	—	—	—	—	—	—	153	—	—	153
Balance, March 31, 2025	3,128,026	$1,800	13,960,705	$91,149	256,078,644	$1,258,969	$1,351,918	—	$—	—	$—	(857,004)	$(51)	$—	$—	$(857,055)
Unit-based compensation	—	—	2,033,500	373	—	—	373	—	—	—	—	225	—	5,818	—	6,043
Issuance of Series C-1 Preferred Units, net of issuance costs	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(88,848)	—	—	—	(88,848)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(766)	—	—	(766)
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	—	—	—	—	—	—	—	—	—	—	—	291	—	—	291
Balance, June 30, 2025	3,128,026	$1,800	15,994,205	$91,522	256,078,644	$1,258,969	$1,352,291	—	$—	—	$—	(945,627)	$(526)	$5,818	$—	$(940,335)

Balance, January 1, 2026	3,128,026	$1,800	16,838,205	$93,353	307,103,771	$1,971,402	$2,066,555	—	$—	—	$—	$(1,236,345)	$(117)	$12,167	$—	$(1,224,295)
Unit-based compensation	—	—	1,982,000	188	—	—	188	—	—	—	—	—	—	4,392	—	4,392
Net loss	—	—	—	—	—	—	—	—	—	—	—	(166,217)	—	—	—	(166,217)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	143	—	—	143
Conversion of 2024 Warrant into Series C-1 Preferred Units	—	—	—	—	19,576,222	365,166	365,166	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	3,128,026	$1,800	18,820,205	$93,541	326,679,993	$2,336,568	$2,431,909	—	$—	—	$—	$(1,402,562)	$26	$16,559	$—	$(1,385,977)
Unit-based compensation	—	—	—	48	—	—	48	—	—	—	—	—	—	1,128	—	1,128
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(21,159)	—	—	—	(21,159)
Conversion of June 2022 Warrants into Series C Preferred Units	—	—	—	—	1,020,546	23,473	23,473	—	—	—	—	—	—	—	—	—
Effect of the Reorganization Transactions	(3,128,026)	(1,800)	—	—	(327,700,539)	(2,360,041)	(2,361,841)	217,338,043	22	114,077,253	12	1,423,721	17	632,255	305,815	2,361,842
Conversion of profits interests units	—	—	(18,820,205)	(93,589)	—	—	(93,589)	19,228,438	2	4,830,124	—	—	—	113,745	—	113,747
Issuance of Class A common stock in IPO, net of issuance costs	—	—	—	—	—	—	—	50,892,857	5	—	—	—	—	1,089,759	—	1,089,764
Equity-based compensation	—	—	—	—	—	—	—	(75,579)	—	—	—	—	—	20,066	—	20,066
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(59,090)	—	—	(25,084)	(84,174)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	263	—	147	410
Balance, June 30, 2026	—	$—	—	$—	—	$—	$—	287,383,759	$29	118,907,377	$12	$(59,090)	$306	$1,873,512	$280,878	$2,095,647

__________

(1)
See Note 10 — Stockholders’ Equity and Mezzanine Equity for breakdown of preferred units by class.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(271,550)	$(99,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,090	550
Equity-based and unit-based compensation	43,926	6,424
Mark-to-market loss on warrant liabilities	114,473	39,540
Mark-to-market loss on C-2 Notes	—	1,363
Accretion and amortization on investments	(2,249)	—
Amortization of deferred financing costs, debt discount, and other	—	489
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(24,279)	(7,135)
Prepaid and other current assets	(10,771)	(6,270)
Due from related parties	(16,675)	10,105
Operating lease right-of use assets	4,413	(1,634)
Accounts payable and accrued liabilities	10,754	(4,127)
Long-term deferred revenue with related parties	15,174	—
Accrued interest receivable	(163)	—
Other long-term assets	(32,564)	(394)
Due to related parties	3,239	(194)
Operating lease liabilities	614	(1,496)
Net cash used in operating activities	$(164,568)	$(61,839)
Cash flows from investing activities:
Capital expenditures	(106,266)	(35,587)
Reimbursement of capital expenditures under government grant	52,261	16,920
Purchase of investments	(316,468)	—
Proceeds from maturities on investments	130,858	—
Net cash used in investing activities	$(239,615)	$(18,667)
Cash flows from financing activities:
Payments of mezzanine equity issuance costs	—	(2,525)
Payment of debt issuance costs	—	(497)
Payment of transaction costs	(12,499)	—
Proceeds from issuance of Preferred Units	500	53,424
Proceeds from initial public offering, net of underwriting costs	1,103,235	—
Net cash provided by financing activities	$1,091,236	$50,402
Net effect of exchange rate	(59)	127
Net increase (decrease) in cash, cash equivalents, and restricted cash	686,994	(29,977)
Cash, cash equivalents, and restricted cash at beginning of period	462,630	514,600
Cash, cash equivalents, and restricted cash at end of period	$1,149,624	$484,623

X-ENERGY, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 1 — ORGANIZATION AND NATURE OF BUSINESS

Company Overview

X-Energy, Inc. (“X-energy” or the “Company”) is a developer of advanced small modular nuclear reactors and fuel technology for clean energy generation. The Company was formed as a Delaware corporation on September 18, 2025, and is headquartered in Rockville, Maryland.

On April 27, 2026, X-energy successfully closed an initial public offering (“IPO”) of its Class A common stock in which it issued and sold 50,892,857 shares of its Class A Common Stock (as defined in Note 10 — Stockholders' Equity and Mezzanine Equity) at a public offering price of $23.00 per share for proceeds aggregating approximately $1.1 billion, net of underwriting discounts and issuance costs of $67.3 million and $13.5 million, respectively, that were incurred by the Company. Pursuant to certain transactions completed in connection with the IPO, X-energy is a holding company, and its principal asset is a controlling equity interest in X-Energy Reactor Company, LLC (“XERC”). As the sole managing member of XERC, X-energy operates and controls all of the business and affairs of XERC and its subsidiaries.

Completion of IPO

In connection with the IPO, the Company and XERC completed a series of organizational transactions (collectively, the “Reorganization Transactions”), which resulted in a combined company organized in an umbrella partnership-C corporation (“Up-C”) structure, in which substantially all of the assets are held by XERC. The Reorganization Transactions included the following transactions:

•
XERC amended and restated its existing limited liability company agreement to, among other things, (i) effect a recapitalization in which all existing ownership interests in XERC were converted into one class of common units of membership interest in XERC (“Common Units”) and (ii) appoint X-energy as the sole managing member of XERC.
•
X-energy amended and restated its certificate of incorporation to, among other things, authorize Class A and Class B common stock, with each share of either class entitling its holder to one vote per share on all matters presented to stockholders.
•
X-energy acquired Common Units of XERC held by the Blocker Companies (as defined below) pursuant to the Blocker Mergers (as defined below), in which the Blocker Companies merged with and into X-energy, with X-energy as the surviving entity. Pursuant to such mergers, shareholders of the Blocker Companies received shares of Class A common stock as consideration. “Blocker Companies” are entities that were owners of Common Units in XERC prior to the Reorganization Transactions and are taxable as corporations for U.S. federal income tax purposes. Meanwhile, the “Blocker Mergers” represent the merger of each of the Blocker Companies with X-energy as part of the Reorganization Transactions, pursuant to which the shareholders of the Blocker Companies, which represent the owners of the Blocker Companies prior to the Reorganization Transactions, received shares of Class A common stock as consideration in the applicable Blocker Merger.
•
X-energy acquired (i) all of the Common Units of XERC held by the former equity owners (“Former Equity Owners”), which refers to those Original Equity Owners (as defined below) other than the Blocker Companies and the Continuing Equity Owners (as defined below) except for X-Energy Management LLC, a Delaware limited liability company (“Management LLC”), which is addressed below, and (ii) a portion of the Common Units held by the Continuing Equity Owners, in each case in exchange for an equal number of shares of Class A common stock. “Original Equity Owners” are those direct and certain indirect owners of XERC, collectively, prior to the Reorganization Transactions, excluding Management LLC. “Continuing Equity Owners” collectively refer to those Original Equity Owners that own Common Units in XERC and the Company’s Class B common stock after the Reorganization Transactions and who may, subject to the terms of the related agreement and applicable lock-up restrictions, redeem their Common Units for either shares of X-energy’s Class A common stock or cash at X-energy’s election.
•
Management LLC amended and restated its limited liability company agreement to, among other things, effect a recapitalization in which all existing ownership interests in Management LLC were converted into one class of Common Units. Subsequently, Management LLC contributed all of its Common Units of XERC to X-energy in exchange for an equal number of shares of Class A common stock, which shares remain subject to the same vesting conditions applicable to the corresponding Common Units immediately prior to such contribution.
•
X-energy issued to the Continuing Equity Owners shares of Class B common stock equal to the number of Common Units of XERC held by the Continuing Equity Owners in exchange for nominal cash consideration from the Continuing Equity Owners.
•
X-energy entered into a Tax Receivable Agreement (“TRA”) with XERC and certain equity owners of XERC prior to the IPO (“TRA Holders”) that provides for the payment by X-energy to the TRA Holders of 85% of the amount of cash tax savings, if any, that X-energy actually realizes, or in some circumstances is deemed to realize (calculated using certain assumptions), as a result of certain tax basis adjustments.

Following the Reorganization Transactions, XERC became a Variable Interest Entity (“VIE”) with X-energy considered to be the primary beneficiary under Accounting Standards Codification (“ASC”) 810, Consolidation, since as the sole managing member of XERC, X-energy operates and controls all the business and affairs of XERC and its subsidiaries. Additionally, the Company may not be removed or replaced by the non-managing members.

Since XERC is the predecessor of X-energy for accounting and reporting purposes, the condensed consolidated financial statements for periods prior to the IPO reflect the historical operations of XERC.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND RECENT ACCOUNTING PRONOUNCEMENTS

Basis of Presentation

The accompanying condensed consolidated financial statements for X-energy include the accounts of the Company’s wholly owned and consolidated subsidiaries. The condensed consolidated financial statements are unaudited and have been prepared pursuant to the accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the condensed consolidated financial statements reflect all normal recurring adjustments the Company considers necessary for the fair presentation of its results of operations and cash flows for the interim periods covered, and of the financial position of the Company at the date of the interim condensed consolidated balance sheet. The interim results reported herein are not necessarily indicative of results for a full year. Certain prior period amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on previously reported net loss, total assets, total liabilities, mezzanine equity, stockholders’ equity, members’ deficit, or cash flows. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Company’s prospectus dated April 23, 2026, filed with the SEC on April 27, 2026.

Non-controlling Interest

As the primary beneficiary of XERC, the Company consolidates the results of XERC and its subsidiaries, and the condensed consolidated financial statements include a non-controlling interest representing the Common Units of XERC held by the Continuing Equity Owners. As of June 30, 2026, the non-controlling interest was 29.8%.

The non-controlling interest was initially recorded based on the Continuing Equity Owners’ interest in the net assets of XERC prior to the IPO. The non-controlling interest is subsequently adjusted for its share of additional contributions, distributions, and net earnings or losses based on the ownership percentages of XERC held by the Continuing Equity Owners.

Certain Significant Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, accounts receivable, and short and long-term investments. By their nature, all such financial instruments involve risks, including the credit risk of nonperformance by counterparties. The Company generally does not require collateral to support the obligations of the counterparties and cash levels held at banks may be in excess of federally insured limits. The Company limits its exposure to credit loss by maintaining its cash and cash equivalents and investments at highly rated financial institutions and investing in U.S. Government securities and high credit quality issuers. Further, the Company’s revenue and credit relationships are primarily concentrated within the U.S. Government which represents a concentration risk but a low credit risk.

For the three months ended June 30, 2026 and 2025, two customers, the U.S. Government and Dow Chemical Company (“Dow”), accounted for 90.3% and 4.4%, and 80.4% and 13.3%, of total revenue and grant income, respectively. For the six months ended June 30, 2026 and 2025, they accounted for 90.9% and 4.4%, and 81.4% and 11.9%, respectively, of the Company’s total revenue and grant income. Refer to Note 3 — Revenue and Grant Income Recognition for further disaggregation of revenue and grant income by customer type for the three and six months ended June 30, 2026 and 2025 and to Note 14 — Related Party Transactions for further information on receivable balances with Dow.

The Company’s receivable balances related to services revenue and government grants with the U.S. Department of Energy (“DOE”) and U.S. Department of War are as follows (in thousands):

	June 30, 2026	December 31, 2025
Accounts Receivable
DOE	$40,333	$23,628
Unbilled Receivables and Contract Assets
DOE	$69,998	$39,644
Department of War	2,190	1,091

Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents consist primarily of cash deposits, cash held in financial institutions, and short-term investments purchased with an original maturity of three months or less. The carrying value of cash equivalents approximates fair value because of the short-term nature of these investments. The Company maintains its cash in bank deposit accounts with high credit quality financial institutions which, at times, may exceed the federally insured limit. The Company does not believe it is exposed to any significant credit risk regarding these deposits.

Restricted cash consists of refundable security deposits held under certain of the Company’s lease agreements.

The components of cash, cash equivalents, and restricted cash are as follows (in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,145,424	$458,932
Restricted cash	4,200	3,698
Cash, cash equivalents, and restricted cash as presented in the Statement of Cash Flows	$1,149,624	$462,630

Prepaid Costs and Other Current and Long-Term Assets

Amounts included in Prepaid costs and other current assets, and in Other long-term assets, relate primarily to deposits for long-lead materials, prepaid costs, and deferred transaction costs.

Deposits for Long-Lead Materials

The Company makes deposits to vendors for long-lead materials. The Company had $50.4 million and $17.0 million as of June 30, 2026 and December 31, 2025, respectively, in deposits related to long-lead materials. Of the balance as of June 30, 2026, $41.6 million is included in Other long-term assets and $8.8 million is included in Prepaid and other current assets on the condensed consolidated balance sheets. As of December 31, 2025, the entirety of the balance is included in Other long-term assets.

Prepaid Costs

Prepaid costs, primarily consisting of prepaid service fees, software, and other general prepayments, amounted to $22.5 million and $7.5 million as of June 30, 2026 and December 31, 2025, respectively, and are presented within Prepaid and other current assets and Other long-term assets based on the expected timing of recognition.

Transaction Costs

The Company records transaction costs incurred in conjunction with the issuance of preferred units as a reduction of Mezzanine equity on the condensed consolidated balance sheets. For the three months ended June 30, 2026 and 2025, the Company did not incur issuance costs associated with the issuance of the Preferred Units. For the six months ended June 30, 2026 and 2025, the Company incurred zero and $2.2 million in issuance costs associated with the issuance of the Series C-1 Preferred Units, respectively.

The Company capitalized qualified legal, accounting, and other direct and incremental costs related to the public offering transaction. These costs were $3.9 million as of December 31, 2025, and were included in Prepaid and other current assets on the condensed consolidated balance sheet. Upon completion of the IPO, these transaction costs were charged to Additional paid-in capital.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Foreign currency transaction gain (loss)	$(733)	$895	$(852)	$1,056
Mark-to-market loss on C-2 Notes(1)	—	(976)	—	(1,363)
Mark-to-market loss on warrant liabilities(2)	(5,574)	(50,508)	(114,473)	(39,540)
Other expense	(5)	(99)	(25)	(104)
Total other income (expense), net	$(6,312)	$(50,688)	$(115,350)	$(39,951)

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

The components of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2026 and 2025 are as follows (in thousands):

	Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	Foreign currency translation adjustment	Accumulated other comprehensive loss attributable to non-controlling interest	Total
Accumulated other comprehensive income (loss), balance at January 1, 2025	$(765)	$771	$—	$6
Other comprehensive income (loss)	153	(210)	—	(57)
Accumulated other comprehensive income (loss), balance at March 31, 2025	$(612)	$561	$—	$(51)
Other comprehensive income (loss)	291	(766)	—	(475)
Accumulated other comprehensive income (loss), balance at June 30, 2025	$(321)	$(205)	$—	$(526)

Accumulated other comprehensive income (loss), balance at January 1, 2026	$—	$(117)	$—	$(117)
Other comprehensive income	—	143	—	143
Accumulated other comprehensive income (loss), balance at March 31, 2026	$—	$26	$—	$26
Effect of the Reorganization Transactions	—	17	(17)	—
Other comprehensive income	—	263	147	410
Accumulated other comprehensive income (loss), balance at June 30, 2026	$—	$306	$130	$436

Accounting Standards Recently Adopted

In March 2024, the FASB issued ASU No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies the scope application for profits interest awards and similar awards and provides illustrative examples intended to reduce diversity in practice in determining whether such awards should be accounted for under Topic 718. For public business entities, ASU 2024-01 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2024; for all other entities, the ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2025; early adoption is permitted for all entities. The company adopted ASU 2024-01 on January 1, 2026, and it did not have an impact on the condensed consolidated financial statements and related disclosures.

In May 2025, the FASB issued ASU No. 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”), which amends the ASC 805, Business Combinations, framework for identifying the accounting acquirer in business combinations when the legal acquiree is a VIE by requiring entities to consider the general accounting acquirer factors in ASC 805 when the transaction is primarily effected by the exchange of equity interests. The ASU is applied prospectively to all business combinations with acquisition dates occurring on or after the initial application date. The ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. Management has elected to early adopt ASU 2025-03 as of April 1, 2026 on a prospective basis. Adoption did not affect previously reported amounts.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”), which provides an optional practical expedient for estimating expected credit losses on certain current accounts receivable and contract assets arising from revenue transactions accounted for under Topic 606. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual periods. The Company adopted ASU 2025-05 on January 1, 2026 and elected the practical expedient. The adoption did not have an impact on the condensed consolidated financial statements and related disclosures.

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities on a prospective basis and early adoption is permitted. For entities other than public business entities, the standard is effective for annual periods beginning after December 15, 2025. The Company will adopt for the annual period beginning January 1, 2026 as an emerging growth company. While the Company is still evaluating the standard, it does not anticipate a significant impact on its annual disclosures.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), and in January 2025, the FASB issued ASU No. 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date, which clarified the effective date of ASU 2024-03. ASU 2024-03 requires public business entities to provide enhanced disclosures about certain categories of expenses in the notes to the financial statements. The guidance is intended to improve the transparency and decision usefulness of expense information provided to financial statement users. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this standard on its disclosures.

In May 2025, the FASB issued ASU No. 2025-04, Compensation—Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer (“ASU 2025-04”). ASU 2025-04 refines key aspects of the guidance, including the definition of performance condition as well as the measurement requirements and the treatment of forfeitures. ASU 2025-04 is effective for annual periods beginning after December 15, 2026 on either a modified retrospective or a retrospective basis and early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements and related disclosures.

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

NOTE 3 — REVENUE AND GRANT INCOME RECOGNITION

The Company recognizes revenue under contracts with customers to provide nuclear reactor and fuel design engineering services in the areas of research and development, systems engineering, and technology development. The Company’s revenues are generally derived from contract services predominantly performed for the U.S. Government and commercial entities. All revenues for the three and six months ended June 30, 2026 and 2025 were recognized over time.

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

Advanced Reactor Demonstration Program (“ARDP”)

During the year ended December 31, 2021, the Company was named an awardee under the Department of Energy’s ARDP. The objective of the ARDP is to accelerate the development and demonstration of advanced nuclear reactor technologies, pursuant to which the DOE will fund a portion of the direct and indirect costs incurred for the research and development costs to develop the intellectual property and the costs of developing and constructing both the TRISO-X fuel facility (“TX-1”) and Xe-100 commercial demonstration plant in Seadrift, Texas. Dow has been named a sub-awardee under the ARDP in connection with their involvement with the development and construction of the demonstrator reactor. The Company is constructing and will own TX-1.

Under the Company’s separate agreement with Dow, certain costs incurred by Dow related to the demonstrator reactor are funded by the Company using funds obtained through the ARDP. The Company has recognized the funds received from the DOE and the costs incurred by Dow on a gross basis as grant income and direct costs, respectively. The Company has recognized $2.0 million and $1.3 million as grant income and $1.8 million and $1.3 million as direct costs during the three months ended June 30, 2026 and 2025, respectively, related to costs incurred by Dow for the demonstration plant. The Company has recognized $5.2 million and $2.6 million as grant income and $4.5 million and $2.4 million as direct costs during the six months ended June 30, 2026 and 2025, respectively. The Company also earns revenue from Dow as a customer for certain site specific engineering, permitting, and other services related to the development of the Xe-100 plant. Refer to Note 14 — Related Party Transactions for additional information on transactions with Dow and other related parties.

Disaggregated Revenues and Grant Income

A summary of revenues and grant income by customer type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer type:
DOE	$47,677	$15,757	$86,685	$30,958
Services revenue	43,195	11,172	78,686	22,660
Grant income	4,482	4,585	7,999	8,298
Department of War	1,642	1,541	2,421	3,491
Commercial	5,282	4,206	8,918	7,859
Total revenues and grant income	$54,601	$21,504	$98,024	$42,308

A summary of revenues and grant income by contract type is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Contract type:
Cost-based	$50,072	$18,614	$91,003	$35,979
Services revenue	45,590	14,029	83,004	27,681
Grant income	4,482	4,585	7,999	8,298
Fixed fee	839	1,048	1,174	1,988
Cost-plus fixed fee	804	1,442	1,247	3,550
Time & materials	2,886	400	4,600	791
Total revenues and grant income	$54,601	$21,504	$98,024	$42,308

Revenues and Grant Income by Geographic Location

The Company has revenues and grant income in the following geographic locations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Customer Location:
United States	$54,600	$21,449	$98,024	$41,889
International	1	55	—	419
Total revenues and grant income	$54,601	$21,504	$98,024	$42,308

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

Contract liabilities as of June 30, 2026 and December 31, 2025 include deferred revenue. The following balances were recorded within deferred revenue (in thousands):

	June 30, 2026	December 31, 2025
Deferred revenues - recorded in accrued liabilities	$443	$132
Deferred revenues - recorded in due to related parties	2,770	—
Deferred revenues - long-term	12,800	12,800
Deferred revenues - long-term with related parties	17,527	2,353
Deferred revenues - total (1)	$33,540	$15,285

__________

(1)
During the three and six months ended June 30, 2026, no revenue was recognized that had previously been deferred. During the three and six months ended June 30, 2025, zero and $1.1 million, respectively, of revenue was recognized that had previously been deferred.

Contract assets represent revenue recognized that exceeds the amount billed to the customer and excludes amounts billable where the right to consideration is solely subject to the passage of time. The following balances were recorded within unbilled receivables and contract assets (in thousands):

	June 30, 2026	December 31, 2025
Contract assets - recorded in unbilled receivables and contract assets	$3,584	$7,535
Contract assets - total (1)	$3,584	$7,535

__________

(1)
As of June 30, 2026, and December 31, 2025, the contract assets were not associated with related parties.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment and materials	$2,335	$2,335
Computer equipment and software	5,967	3,760
Office furniture and fixtures	650	355
Leasehold improvements	2,707	2,708
Land	1,697	1,697
Construction-in-progress	110,448	42,839
Property and equipment at cost (1)	123,804	53,694
Accumulated depreciation	(4,678)	(3,589)
Property and equipment, net	$119,126	$50,105

__________

(1)
Net of reimbursement from the U.S. Government.

All of the Company’s property and equipment is located within the U.S.

NOTE 5 — GOVERNMENT GRANTS FOR PROPERTY AND EQUIPMENT

During the three and six months ended June 30, 2026 and 2025, the Company received reimbursements from the DOE under the ARDP related to construction of its nuclear fuel fabrication and reactor testing facilities. The Company recognizes the grant from the DOE at the time in which the costs are incurred in compliance with the conditions of the grant, which were $35.3 million and $16.4 million for the three months ended June 30, 2026 and 2025, respectively, and $68.4 million and $25.8 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE 6 — ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities (in thousands):

	June 30, 2026	December 31, 2025
Accrued subcontractor costs	$45,903	$18,160
Accrued compensation and related expenses	30,305	21,735
Accrued deferred transaction costs	—	2,926
Deferred revenue	443	132
Accrued professional fees	1,196	3,423
Operating lease liabilities	1,884	2,344
Incurred cost audits reserve (Note 15)	1,068	1,068
Accrued liabilities – other	5,343	1,429
Total accrued liabilities	$86,142	$51,217

NOTE 7 — DEBT

The Company has no debt outstanding as of June 30, 2026 and December 31, 2025.

Live Oak Credit Facility

On June 14, 2021, the Company and one of its subsidiaries entered into a revolving credit facility with Live Oak Bank (the “Live Oak Credit Facility”) with maximum borrowings up to $15.0 million, subject to an asset-based borrowing base based on eligible accounts receivable, net of lender reserves. The Company did not have any borrowings, payments, or interest payments on the Live Oak Credit Facility during the three and six months ended June 30, 2025. The facility matured on December 1, 2025 with no outstanding borrowings.

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

NOTE 8 — PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan (the “Plan”), which includes a salary deferral arrangement, under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the Plan on the date of employment. The Company matches 100% of employees’ contributions up to 5% of annual compensation. The Company contributed $2.3 million and $1.2 million to the Plan during the three months ended June 30, 2026 and 2025, respectively, and $3.7 million and $1.9 million to the Plan during the six months ended June 30, 2026 and 2025, respectively.

NOTE 9 — INCOME TAX

The Company is a taxable C-Corporation and is subject to U.S. federal and state income taxes primarily related to the Company’s allocable share of any taxable income or loss of its investment in XERC, an affiliate of the Company, as well as any standalone income or loss that the Company generates. XERC is treated as a partnership for U.S. income tax purposes, and for most applicable state and local income tax purposes, and generally does not pay income taxes in most jurisdictions. Instead, XERC’s taxable income or loss is passed through to its members, including X-energy.

The effective income tax rate was 0% for the three and six months ended June 30, 2026. The Company did not record any income taxes for the three and six months ended June 30, 2025 as the Company was a pass through entity for income tax purposes. The effective income tax rate in 2026 differs from the U.S. federal statutory rate primarily due to having a full valuation allowance against all deferred tax assets because of a history of losses.

NOTE 10 — STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

Stockholders’ Equity

X-energy amended and restated its certificate of incorporation effective April 23, 2026 to authorize (i) 1,868.0 million shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), (ii) 132.0 million shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), and (iii) 10.0 million shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). Holders of both Class A Common Stock and Class B Common Stock are entitled to one vote per share held and shall vote together as a single class on all matters on which stockholders are generally entitled to vote. Holders of Class B Common Stock also hold and have rights to redeem XERC Common Units (defined below) for shares of Class A Common Stock. Each holder of Class B Common Stock holds an equal number of XERC Common Units. Subject to the terms of XERC’s Eighth Amended and Restated Limited Liability Company Agreement, such holders have the right to have XERC redeem their XERC Common Units for shares of Class A Common Stock on a one-for-one basis. Upon any such redemption of XERC Common Units, the corresponding shares of Class B Common Stock held by such holders are required to be surrendered and immediately canceled.

No Preferred Stock has been issued or is outstanding as of June 30, 2026.

XERC’s Mezzanine Equity

Prior to the Reorganization Transactions, XERC had more than one class of units - Class A and Class B common units (collectively, the “XERC Common Units”) and Preferred Units (as defined below) - which were classified within Mezzanine equity. In connection with the IPO and Reorganization Transactions completed in April 2026, XERC recapitalized all existing ownership interests in the entity into a single class of Common Units, which were partially acquired by X-energy in exchange for shares of X-energy’s Class A Common Stock, with shares of Class B Common Stock separately issued to the Continuing Equity Owners for nominal consideration. Refer to Note 1 — Organization and Nature of Business for additional information regarding the IPO and related changes to XERC’s capital structure and Unit holder rights. As a result of this recapitalization, there is no Mezzanine equity remaining on the condensed consolidated balance sheets as of June 30, 2026.

The following table sets forth the number of XERC Common Units and Preferred Units outstanding by unit class and the carrying value of these units at December 31, 2025 (in thousands except units):

	December 31, 2025
Unit Class	Units Authorized	Units Issued and Outstanding	Amount	Liquidation Preference
Common units:
Class A	367,055,779	3,128,026	$1,800	$—
Class B	41,149,242	16,838,205	93,353	—
Preferred units (redeemable and convertible):
Series A	90,625,588	90,625,588	218,408	52,146
Series A-1	8,808,351	8,808,351	21,477	67,250
Series B	11,643,171	11,643,171	101,382	120,214
Series C	41,418,916	39,963,592	265,797	305,114
Series C-1	162,246,180	107,908,114	686,715	874,999
Series D	48,154,955	48,154,955	677,623	700,000
Total	771,102,182	327,070,002	$2,066,555	$2,119,723

The following are the relevant terms related to XERC’s Preferred Units (as defined below) and XERC Common Units:

XERC’s Class A and Class B Common Units

The holders of Class A common units were entitled to one vote for each unit of Class A common units held at all meetings of unitholders. The Class B common units generally had the same rights and preferences as the Class A common units; provided, however, the Class B common units did not have voting rights and were profits interests subject to a participation threshold and a grant agreement under the XERC’s unit-based compensation plan.

In connection with the IPO and Reorganization Transactions, XERC recapitalized and converted the XERC Common Units and Preferred Units (defined below) into a single class of Common Units. Refer to Note 1 — Organization and Nature of Business for additional information regarding conversion of Common Units.

XERC’s Preferred Units

The Series A Preferred Units, the Series A-1 Preferred Units, the Series B Preferred Units, the Series C Preferred Units, the Series C-1 Preferred Units, and the Series D Preferred Units (collectively, “Preferred Units”) were issued in one or more series, each of such series consisting of such number of units and to have such terms, rights, powers and preferences, and the qualifications and limitation with respect thereto, as stated or expressed in the original or amended limited liability company agreement of XERC.

The holders of Preferred Units, except for Series A-1 Preferred Units, were entitled to vote for members of the board of directors in whatever manner necessary to ensure that the size of the board of directors of the Company was set and remained at nine directors who served as the managers of XERC. Holders of Series A-1 Preferred Units did not vote on the board of directors.

In connection with the IPO and Reorganization Transactions, the Preferred Units were recapitalized into a single class of Common Units. Refer to Note 1 — Organization and Nature of Business for additional information regarding conversion of Common Units.

Cumulative Preferred Return

The Preferred Units had an annual 3% cumulative preferred return on the original issuance price, beginning on the date such Preferred Units were issued. In connection with the IPO and Reorganization Transactions, all outstanding Preferred Units and XERC Common Units were recapitalized into a single class of Common Units of XERC. Certain of these Common Units of XERC were ultimately acquired by X-energy in exchange for shares of Class A Common Stock. The Preferred Unit holders’ cumulative preferred return was satisfied through these transactions. As of December 31, 2025, the cumulative preferred return not reflected in the condensed consolidated balance sheet for Series A, A-1, B, C, C-1, and D Preferred Units was $7.0 million, $4.2 million, $14.1 million, $14.2 million, $24.4 million, and $2.3 million, respectively. In the event of a deemed liquidation, the cumulative preferred return was payable solely for the Series B Preferred Units and therefore has been incorporated into the Series B Preferred Units liquidation preference amount disclosed above. The cumulative preferred return on the remaining units was subject to the discretion of the board of directors.

Classification

Under ASC 480, a redeemable equity security is to be classified as temporary or mezzanine equity if it is conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer.

The XERC Common and Preferred Units of XERC were redeemable for cash upon the occurrence of a deemed liquidation event. As of December 31, 2025, a deemed liquidation event was not considered probable, and the occurrence of such an event was considered to be outside of XERC’s control. Accordingly, XERC’s Preferred Units and XERC Common Units were considered conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer and, therefore, XERC classified the Preferred Units and XERC Common Units as Mezzanine equity in the condensed consolidated balance sheets as of December 31, 2025. The Mezzanine equity amount related to XERC Common Units issued as unit-based compensation is the grant date redemption value, or the modification date redemption value, as applicable. The difference between the grant date fair value and the redemption value for vested awards is presented in permanent equity. As of December 31, 2025, $74.9 million was presented within Mezzanine equity. The excess of grant date redemption value over grant date fair value for vested awards has been recorded within Additional paid-in capital as of December 31, 2025.

NOTE 11 — EQUITY-BASED COMPENSATION

2026 Equity Incentive Plan

In connection with the IPO, the Company adopted the 2026 Equity Incentive Plan (“2026 Plan”) to facilitate the grant of equity incentives to directors, employees, and consultants of the Company and employees and consultants of certain of its affiliates and to enable X-energy and its subsidiaries to obtain and retain services of these individuals, which is essential to its long-term success.

As of June 30, 2026, there were 37.5 million shares of the Company’s Class A Common Stock available for award issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan will automatically increase on the first day of each calendar year, beginning on and including January 1, 2027 through January 1, 2036, in an amount equal to the lesser of (a) a number of shares equal to 5% of the aggregate number of shares of Class A Common Stock and Class B Common Stock outstanding on the last day of the immediately preceding calendar year, or (b) such smaller number of shares as determined by the board of directors.

Profits Interest Units Conversion and IPO Options (defined below) Awards

In connection with the IPO, X-energy’s board of directors approved the conversion of existing Profits Interest Units (“PIUs”) into a combination of shares of Class A Common Stock for vested PIUs and Restricted Stock Awards (“RSAs”) for unvested PIUs (the “PIU Conversion”). The conversion ratio of PIUs into shares of Class A Common Stock and RSAs was determined based on the IPO price of $23.00 per share and the participation threshold for each PIU.

Certain PIU holders who were active employees, including the Chief Executive Officer, Chief Financial Officer, and Chief of Global Operations (collectively, the “Named Executive Officers”), or directors, as of the closing of the Reorganization Transactions, were also granted stock options (“IPO Options”) with an exercise price equal to $23.00 per share in an amount equal to the difference between the original number of PIUs and the aggregate number of shares of Class A Common Stock and/or RSAs they received pursuant to the PIU Conversion. The RSAs and IPO Options are subject to the same vesting schedule that applied to the underlying or related PIUs, as applicable.

The effect of the PIU Conversion and IPO Options grant was accounted for as a Type I modification under ASC 718, Stock Compensation, and the incremental compensation cost for vested IPO Options totaled $20.2 million, which was recognized as a one-time charge immediately upon modification on April 24, 2026. The Company will recognize $103.8 million of incremental compensation cost over the remaining service period for the unvested IPO Options.

The IPO Options granted to the Named Executive Officers were comprised of stock options that cover approximately 3.5 million shares of X-energy’s Class A Common Stock based on the initial public offering price of $23.00 per share. In addition, certain of X-energy’s directors were also granted IPO Options, which cover an aggregate of approximately 0.1 million shares of Class A Common Stock based on the initial public offering price of $23.00 per share of Class A Common Stock.

Equity-Based and Unit-Based Compensation

The Company recognizes the grant date fair value of all equity-based and unit-based awards as compensation expense using the accelerated attribution method over the requisite service period of each vesting tranche. The Company has made a policy election to account for forfeitures as they occur.

The table below summarizes equity-based and unit-based compensation expense that is reflected in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated balance sheets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Direct costs	$6,190	$1,000	$7,626	$1,000
Selling, general, and administrative	33,471	5,358	36,300	5,424
Property and equipment, net	1,740	57	2,055	57

Stock Options

For options granted under the 2026 Plan, the per-share exercise price must at least equal the fair value of the Company’s Class A Common Stock on the date of grant and generally have four-year ratable vesting schedules beginning on the grant date or, with respect to the IPO Options, the grant date of the underlying PIU, and their term may not exceed ten years. The following table summarizes the Company’s options and changes during the six months ended June 30, 2026:

	Number of Options	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2026	—	$—
Options granted	7,604,346	17.42
Options exercised	—	—
Options forfeited	(37,498)	(17.45)
Outstanding as of June 30, 2026	7,566,848	$17.42

As of June 30, 2026, $95.7 million of unrecognized compensation cost related to unvested options granted is expected to be recognized over a weighted average period of approximately 1.9 years.

In addition to the IPO Options, stock options were also granted to certain employees during the three months ended June 30, 2026. The fair value of the options was determined using the Black-Scholes option-pricing model based on the fair value of the underlying stock price and exercise price at the grant date and the significant inputs and assumptions summarized below:

	IPO Options (1)	Other Grants
Expected term (years)	5.0 - 6.1	6.0
Equity volatility (2)	87.0% - 90.0%	93.8%
Risk-free rate (3)	3.9% - 4.0%	4.3%

__________

(1)
As the IPO Options are subject to the same provisions with respect to vesting as the related PIUs, the inputs for all such options were determined using the respective grant date of the related PIUs.
(2)
Derived from an option pricing method based on the average asset volatility of peer companies and the Company’s leverage ratio.
(3)
Based on the U.S. constant maturity treasury rate with a term matching the expected time to the end of the performance measurement period.

Restricted Stock Awards

RSAs generally have four-year ratable vesting schedules beginning on the grant date, with restrictions on transferring shares prior to the final scheduled vesting date for each award. The fair value of the RSAs granted is derived from the fair value of the Company’s Class A Common Stock on the date of grant. The following table summarizes the Company’s RSAs and changes during the six months ended June 30, 2026:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2026	—	$—
RSAs granted	7,391,764	5.02
RSAs vested	(174,115)	2.81
RSAs forfeited	(75,579)	3.80
Outstanding as of June 30, 2026	7,142,070	$5.09

As of June 30, 2026, $23.1 million of unrecognized compensation cost related to unvested RSAs granted is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units

RSU grants to employees generally have a three to four-year ratable vesting schedule beginning on the grant date and RSU grants to non-employee directors generally vest on the earlier of the first anniversary of the grant date or the first annual meeting of stockholders following the grant date, with restrictions on transferring shares prior to the scheduled vesting date for each tranche. The shares of Class A Common Stock underlying the RSUs are not issued until the RSUs vest. The fair value of the RSUs granted is derived from the fair value of the Company’s Class A Common Stock on the date of grant.

The following table summarizes the Company’s RSUs and changes during the six months ended June 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2026	—	$—
RSUs granted	389,558	27.21
Outstanding as of June 30, 2026	389,558	$27.21

As of June 30, 2026, $9.8 million of unrecognized compensation cost related to unvested RSUs granted is expected to be recognized over a weighted average period of approximately 1.9 years.

NOTE 12 — NET LOSS PER SHARE

As of June 30, 2026, the Company has two classes of common stock outstanding, Class A Common Stock and Class B Common Stock. Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to X-energy by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to X-energy by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive elements. Shares of Class B Common Stock do not share in the earnings or losses of X-energy and are therefore not participating securities. As such, shares of Class B Common Stock are not included in the computation of net loss per share.

Diluted net loss per share for all periods for which loss per share is presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive. The potentially dilutive securities that were excluded consist of 118.9 million shares of Class B Common Stock, 14.1 million shares related to warrants that are exercisable contingent upon future events or performance conditions, 7.6 million outstanding stock options, and 7.5 million outstanding RSAs and RSUs. For additional details, see Note 10 — Stockholders’ Equity and Mezzanine Equity for Class B common stock; Note 14 — Related Party Transactions for warrants; and Note 11 — Equity-Based Compensation, for options, RSAs, and RSUs.

Prior to the IPO, XERC’s limited liability company structure included several different types of interests including ownership interests and profits interests and did not present earnings per share. Due to the IPO and Reorganization Transactions, the capital structure before and after the IPO is not comparable and would not be meaningful to the users of these condensed consolidated financial statements. As a result, only loss per share for periods subsequent to the IPO are presented. Therefore, the basic and diluted net loss per share for the three and six months ended June 30, 2026 represents only the period from the date of the Reorganization Transactions through June 30, 2026.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share data):

	Three Months Ended June 30,	Six Months Ended June 30,
	2026	2026
Numerator:
Net loss	$(105,333)	$(271,550)
Less: Net loss attributable to XERC prior to the IPO	(21,159)	(187,376)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(25,084)	(25,084)
Numerator for basic and diluted net loss per share - Net loss attributable to X-energy	$(59,090)	$(59,090)
Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	280,148,818	280,148,818
Net loss per share of Class A common stock, basic and diluted	$(0.21)	$(0.21)

NOTE 13 — FAIR VALUE MEASUREMENTS

The liabilities recorded at fair value and measured on a recurring basis are all Level 3 measurements as of June 30, 2026 and December 31, 2025.

Rollforward of Level 3 Measurements

A rollforward of the Level 3 measurements is as follows (in thousands):

	June 2022 Warrants	2024 Warrants
Beginning balance as of January 1, 2026	$10,776	$263,390
Change in fair value recognized in Other income (expense), net	12,697	101,776
Exercises/Settlements	(23,473)	(365,166)
Ending balance as of June 30, 2026	$—	$—

	June 2022 Warrants	December 2022 Warrants	C-2 Notes	2024 Warrants
Beginning balance as of January 1, 2025	$3,636	$1,394	$18,537	$45,604
Change in fair value recognized in Other income (expense), net	851	651	1,363	38,038
Change in fair value attributable to instrument-specific credit risk recognized in Other comprehensive income(1)	—	—	(444)	—
Ending balance as of June 30, 2025	$4,487	$2,045	$19,456	$83,642

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

Valuation Techniques and Significant Unobservable Inputs

A significant increase or decrease in any of the significant unobservable inputs used in the fair value measurement of the warrant liabilities or C-2 Notes could result in a significantly higher or lower fair value measurement. The quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy as of June 30, 2026 and 2025 are summarized below:

2024 Warrants

The fair value of the 2024 Warrants is based on an option pricing method of allocation. The 2024 Warrants were exercised on March 18, 2026. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the 2024 Warrants are as follows:

Significant Inputs	March 18, 2026	June 30, 2025
Expected term (years)	N/A	0.8
Equity volatility	90.0%	89.0%
Risk-free rate	3.7%	4.1%

June 2022 Warrants

In conjunction with a guarantee to the Bank of New York Credit Facility, the Company issued $10.0 million of warrants (the “June 2022 Warrants”) to Ghaffarian Enterprises, a related party, on June 30, 2022. On April 23, 2026, Ghaffarian Enterprises exercised the June 2022 Warrants, which were converted into 1.0 million units of Series C preferred units. As noted in Note 1 — Organization and Nature of Business, all preferred units were converted into Common Units, a portion of which were acquired by X-energy in exchange for shares of Class A Common Stock. Given proximity of the exercise date to the Reorganization Transactions, the fair value of the June 2022 Warrants of $23.5 million at the exercise date is based on the intrinsic value of Class A Common Stock as of that date.

Historically, the fair value of the June 2022 Warrants was based on an option pricing method of allocation. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the June 2022 Warrants are as follows:

Significant Inputs	June 30, 2025
Expected term (years)	2.7
Equity volatility	72.0%
Risk-free rate	3.7%

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

The fair value was determined based on an option pricing method of allocation using the contractual strike price per the warrant agreement, and an estimate of the per unit value of the warrants. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the December 2022 Warrants were as follows:

Significant Inputs	June 30, 2025
Expected term (years)	2.7
Equity volatility	72.0%
Discount for lack of marketability	28.0%
Risk-free rate	3.7%

C-2 Notes

As of December 31, 2025, all C-2 Notes had converted into Series C Preferred Units. Refer to Note 7 — Debt for further information.

The fair value of the C-2 Notes was based on the binomial lattice model, which is considered to be a Level 3 fair value measurement. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the C-2 Notes were as follows:

Significant Inputs	June 30, 2025
Discount rate	13.4%
Credit spread	9.0%
Equity volatility	89.0%
Risk-free rate	4.4%

Held-to-Maturity Securities—Amortized Cost and Fair Value

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2
June 30, 2026
Cash equivalents
Money market fund	$12,499	$12,499	$—
Total in cash and cash equivalents	$12,499	$12,499	$—
Short-term investments
Corporate bonds	$310,703	$—	$310,243
Government treasury bills	55,995	55,841	—
Commercial paper and certificates of deposit	97,844	—	97,751
Foreign issuer debt securities	25,210	—	25,179
Total in short-term investments	$489,752	$55,841	$433,173
Long-term investments
Corporate bonds	$223,267	$—	$222,743
Government treasury bills	26,048	25,835	—
Foreign issuer debt securities	15,319	—	15,302
Total in long-term investments	$264,634	$25,835	$238,045

December 31, 2025
Cash equivalents
Money market fund	$152,951	$152,951	$—
Commercial paper and certificates of deposit	45,430	—	45,432
Corporate bonds	36,021	—	36,022
Foreign issuer debt securities	1,191	—	1,191
Total in cash and cash equivalents	$235,593	$152,951	$82,645
Short-term investments
Corporate bonds	$163,331	$—	$163,335
Government treasury bills	88,154	88,206	—
Commercial paper and certificates of deposit	35,717	—	35,726
Foreign issuer debt securities	17,706	—	17,708
Total in short-term investments	$304,908	$88,206	$216,769
Long-term investments
Corporate bonds	$208,419	$—	$208,482
Government treasury bills	43,468	43,540	—
Foreign issuer debt securities	9,571	—	9,573
Total in long-term investments	$261,458	$43,540	$218,055

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value on the condensed consolidated balance sheets (in thousands):

June 30, 2026	Amortized Cost Basis	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government securities	$82,043	$—	$82,043	$—	$(366)	$81,677
Corporate securities	631,815	—	631,815	19	(1,097)	630,737
Foreign securities	40,528	—	40,528	1	(49)	40,480
Total held-to-maturity securities	$754,386	$—	$754,386	$20	$(1,512)	$752,894

December 31, 2025
U.S. Government securities	$131,623	$—	$131,623	$123	$—	$131,746
Corporate securities	407,466	—	407,466	105	(28)	407,543
Foreign securities	27,277	—	27,277	5	(1)	27,281
Total held-to-maturity securities	$566,366	$—	$566,366	$233	$(29)	$566,570

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands):

June 30, 2026	Amortized Cost Basis	Fair Value
Due in less than one year	$489,752	$489,014
Due after one year through five years	264,634	263,880
Total	$754,386	$752,894

December 31, 2025
Due in less than one year	$304,908	$304,975
Due after one year through five years	261,458	261,595
Total	$566,366	$566,570

The Company does not intend to sell its held-to-maturity investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

NOTE 14 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company enters into transactions with various related parties.

Related Party Warrants

On October 3, 2025, agreements with a related party customer were modified through the issuance of the 2025 Warrant and the Company accounted for such modification in accordance with ASC 606, Revenue from Contracts with Customers. The 2025 Warrant may be exercised by the holder when all of the Xe-100 units associated with the customer agreements are considered fully operational (the “Vesting Event”) and entitles the holder to purchase up to 14.1 million Series C-1 Preferred Units at an exercise price of $6.4870 per unit. The exercise period ends at the earlier of (i) one year from the Vesting Event, (ii) event of non-compliance and (iii) a consummation of a change of control or a listing event of the Company, to the extent it occurs after vesting. The Vesting Event is considered a performance condition in accordance with ASC 718, as the Vesting Event is a performance target defined solely by reference to the Company’s own operations. As the 2025 Warrant was issued to a customer and not in exchange for a distinct good or service that the customer transfers to the Company, the Company accounts for the 2025 Warrant as consideration payable to a customer under ASC 606, and will recognize the Warrant as a decrease to the transaction price, measured based on the grant date fair value when the performance condition is deemed probable. The grant date fair value was determined to be $162.7 million.

Moreover, the Company determined that the 2025 Warrant will be classified as an equity award based on the criteria of ASC 718. When the performance condition is deemed probable, the Company will recognize the 2025 Warrant as a temporary equity classified instrument on the condensed consolidated balance sheet measured based on its grant date redemption value. Upon the performance condition becoming probable of occurring, any difference between the 2025 Warrant’s grant date fair value and its grant date redemption value shall be presented in permanent equity.

As of June 30, 2026, and December 31, 2025, the 2025 Warrant was not deemed probable of vesting, and thus, the Company did not recognize any amount related to the 2025 Warrant. The Company will assess whether it is probable that the 2025 Warrant will vest at the end of every reporting period.

In connection with the issuance of the Series C-1 Preferred Units, one investor and potential future customer was issued the 2024 Warrant for no additional consideration. The 2024 Warrant was required to be classified as a liability and measured at fair value on an ongoing basis pursuant to ASC 480 since the underlying Series C-1 Preferred Units are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control. The 2024 Warrant could be exercised by the holder at any time from the issuance date until the 18-month anniversary of the issuance date and entitled the holder to purchase up to 40.2 million Series C-1 Preferred Units at an exercise price of approximately $7.46 per unit. As the 2024 Warrant was issued for no additional consideration, and did not meet the criteria for capitalization of a contract asset, the issuance date fair value of the 2024 Warrant of $55.3 million was expensed upon its issuance. Additionally, in March 2026, the Company amended the 2024 Warrant to permit the holder to elect a cashless exercise of the 2024 Warrant at an earlier date than provided by the 2024 Warrant’s original terms. The warrant holder exercised the 2024 Warrant on March 18, 2026 as a cashless exercise and received 19.6 million Series C-1 Preferred Units.

Related Party Revenue

Dow is a stockholder and warrant holder of X-energy. During the year ended December 31, 2025, the Company entered into the Master Project Development Agreement (“MPDA”) with Dow, which is a continuation of the project under the previously existing joint development agreement with Dow entered into during the year ended December 31, 2023, whereby the MPDA and joint development agreement together are considered the “Dow Agreements.”

The table below summarizes related party revenues that are reflected within Services revenue in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue associated with Dow	$2,394	$2,857	$4,317	$5,021
Total	$2,394	$2,857	$4,317	$5,021

Related Party Expenses

The Company enters into various arrangements with related party vendors. These arrangements primarily include subcontracting services with a related party investor, and general and administrative services with an affiliate of the Chairman of the Company’s board of directors.

The subcontracting services primarily pertain to support services related to ARDP, and the general and administrative services include rent for office space, consulting services, and other general and administrative services. The table below summarizes the expenses with related parties that are reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Subcontracting services(1)	$3,434	$1,874	$4,630	$10,957
General and administrative services(2)	86	230	353	512
Total	$3,520	$2,104	$4,983	$11,469

__________

(1)
Expenses relating to subcontracting services are reflected within Direct costs in the condensed consolidated statements of operations and comprehensive loss.
(2)
Expenses related to general and administrative services are reflected within Selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Due to/from Related Parties and Long-Term Deferred Revenue

The following balances were recorded within Due from and Due to related parties and Long-term deferred revenue with related parties (in thousands):

	June 30, 2026	December 31, 2025
Due from related parties (1)	$21,256	$4,580
Due to related parties	7,466	4,225
Long-term deferred revenue with related parties (1)	17,527	2,353

__________

(1)
These balances are related to Dow. Of the Due from related parties balances, $20.5 million and $0.7 million as of June 30, 2026 and December 31, 2025, respectively, are unbilled.

Upon closing of Series D Preferred Units and resulting change in capital ownership, the Company reevaluated its related parties. Accordingly, certain entities that were previously considered related party entities because the Company has historically conducted business with are no longer considered related parties as defined in ASC 850, Related Party Disclosures, beginning on November 21, 2025. The Company has disclosed transactions occurring prior to November 21, 2025 with these entities as related party transactions.

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

The periods beginning January 1, 2020 onward are currently subject to audit. As of June 30, 2026 and December 31, 2025, the Company has $1.1 million in contract-related reserves for its estimate of potential refunds to customers recorded in Accrued liabilities on the condensed consolidated balance sheets.

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

Unconditional Purchase Obligations

The Company has entered into certain agreements in which the Company is committed to purchase goods or services, primarily related to supply agreements for graphite components. Those commitments are as follows (in thousands):

Unconditional Purchase Obligations
2026	$17,500
2027	12,000
2028	15,393
2029	6,000
2030 and thereafter	—
Total	$50,893

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities are as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Government grant reimbursement receivable for purchase of property and equipment	$17,848	$8,858
Property and equipment included in accounts payable and accrued expenses	32,404	5,233

NOTE 17 — SEGMENTS

Under the guidelines of ASC 280, Segment Reporting, which require companies to present financial information about their operating segments, products and services, geographic regions, and significant customers, the Company’s Chief Executive Officer serves as the chief operating decision maker (“CODM”). The CODM evaluates financial performance, allocates resources, and makes strategic decisions based on the consolidated results of the Company, rather than evaluating discrete lines of business. Accordingly, management has determined that the Company comprises a single reportable segment.

In making resource allocation decisions and assessing operational outcomes, the CODM relies on overall net income (loss) as the primary metric both during the annual planning process and for evaluating results on a quarterly basis. The primary expenses presented to the CODM and incorporated in segment performance are related to operating expenses and non-operating expenses. Operating expenses consist of Direct costs; Selling, general and administrative costs; and Research and development costs. Non-operating expenses consist of Interest expense, Interest income, and Other income (expense). The condensed consolidated statements of operations for the three and six months ended June 30, 2026 and 2025 present these significant segment expenses for the Company’s single operating segment. The condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025 likewise display the assets and liabilities attributable to this single segment.

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

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “we,” “us,” “X-energy,” or “our” refer to the business of X-Energy Reactor Company, LLC (“XERC”) for the period prior to the initial public offering and X-Energy, Inc. and its subsidiaries for all periods after the initial public offering.

Overview

X-energy is a leading designer of advanced nuclear reactor technology (commonly referred to as small modular reactors, “SMRs”) and manufacturer of advanced nuclear fuels. We believe these scalable, power generation technologies help satisfy historically unprecedented electricity demand growth, driven by industrial growth and reshoring of manufacturing, the development of artificial intelligence (“AI”) and associated data center infrastructure, and broader electrification. We intend to continue developing our reactor and fuel technology with the goal of achieving commercial delivery of our first fleets of reactors by the early 2030s.

Our flagship product, the Xe-100, is an advanced small modular High Temperature Gas-cooled Reactor (“HTGR”), and has been in development for nearly a decade. The Xe-100 reactor is designed to generate 80 megawatts of electric power or 200 megawatts of thermal output (heat), or a combination thereof. This reactor technology builds on more than 50 years of research and development by the global nuclear industry and the operating experience of previous HTGRs. The Xe-100 has several technological attributes that we believe make it advantaged compared to other sources of baseload generation. These include advanced safety features, virtually no direct greenhouse gas (“GHG”) emissions during generation, high thermal output, load-following capabilities, and modularity, all of which allow X-energy to more specifically meet a customer’s power and/or industrial heat needs. X-energy’s simple Xe-100 design simplifies project delivery through reduced supply chain complexity and labor intensity during construction, which we believe will lead to lower cost and faster deployment timelines when compared with conventional nuclear energy sources. X-energy has engineered the deployment of its Xe-100 into a four-reactor format that outputs 320 MWe (or 800 MWt). By deploying four independent reactor modules instead of a single unit, this four-reactor configuration can deliver high levels of reliability and redundancy required for both AI and industrial heat applications.

X-energy’s reactors use a tri-structural isotropic (“TRISO”) coated particle fuel in the form of a spherical ‘pebble’, called TRISO-X fuel. This pebble fuel consists of enriched uranium fuel kernels individually encapsulated in layers of silicon carbide and pyrolytic carbon, forming miniature containment systems that trap fission products. These particles are then embedded in a graphite matrix to make fuel pebbles that possess exceptional safety margins and compacts, enabling operations at very high temperatures. The high-assay low-enriched uranium (“HALEU”) fuel used in our TRISO-X pebble fuel in steady state reactor operations is enriched to 15.5%, a higher energy density form than the less than 5% low-enriched uranium (“LEU”) fuel used in steady state operations in conventional nuclear reactors. TRISO-X fuel will be produced at our fuel fabrication facilities in Oak Ridge, Tennessee and any other future locations. The first facility, known as TX-1, began site preparation for construction in October 2024 and began vertical construction in September 2025 (“TX-1”). Upon completion, we believe it will be North America’s first purpose-built commercial advanced nuclear fuel fabrication facility. In February 2026, TRISO-X received an initial 40-year Special Nuclear Material License under 10 CFR Part 70 from the Nuclear Regulatory Commission (“NRC”) enabling TRISO-X to commercially manufacture X-energy’s TRISO-X fuel at TX-1 and this license will also cover a second fuel fabrication facility (“TX-2”) currently planned on the same site. The TX-1 facility will have sufficient production capacity to support the fuel fabrication needs of the first 11 Xe-100 reactors at steady state operations. We plan to construct TX-2 at the same site as TX-1 and expect TX-2 will support fuel for up to 44 Xe-100 reactors annually. The construction of our fuel fabrication facilities and transition to commercial fuel production operations will require the expansion of our workforce and operational capabilities and is expected to increase our costs in future periods.

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

Dow is expected to be X-energy’s first customer to receive a reactor and is a global leader in the specialty chemicals industry. X-energy has partnered with Dow through a Master Project Development Agreement (“MPDA”) and Commercial Cooperation Agreement (“CCA”) to provide our services in support of a first-of-a-kind (“FOAK”) deployment of four Xe-100 reactors to provide power and industrial steam at Dow’s UCC Seadrift site in Texas. With the support and assistance of X-energy, Long Mott Energy, LLC, a wholly owned subsidiary of Dow, filed a Construction Permit Application (“CPA”) with the NRC in March 2025 which was docketed in May 2025 for an 18-month review period with an expected review completion by late 2026 and receipt of the CPA expected in the first quarter of 2027. As part of the CPA process, in May 2026, the NRC completed its Environmental Assessment ahead of schedule and concluded with a Finding of No Significant Impact. We expect our first commercial reactor delivery to occur in the early 2030s.

Amazon made an equity investment in X-energy in 2024 and announced options to bring more than 5 GWe of new Xe-100 projects online across the U.S. by 2039. The first deployment under this 5 GWe total potential target is a project with Energy Northwest in central Washington. Amazon and Energy Northwest entered into a Carbon Free Development and Funding Agreement for an initial deployment of four reactors representing 320 MWe, with the potential to upsize the power capacity to 960 MWe. We expect operations of these reactors to commence in the early 2030s.

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

X-energy maintains a strong relationship with the DOE and in December 2020 was awarded an initial $1.2 billion as part of its selection as one of two awardees in the ARDP, the most substantial federal commitment ever made to deploying advanced nuclear technology. The cooperative agreement for the program, signed in February 2021 (the “ARDP Agreement”), provides 50/50 cost share of $2.4 billion of eligible costs ($1.2 billion reimbursement) through 2027, allowing X-energy to continue work toward design, licensing, commercialization, and construction of its first-of-a-kind commercial advanced nuclear plant and TX-1, its first commercial TRISO-X fuel fabrication facility, while benefiting from decades of nuclear experience and knowledge within the DOE. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March 2025 and extends through March 2027. We submit non-competitive applications for an additional budget period within the contractual award timeline under the ARDP Agreement (“Continuation Applications”) to the DOE to extend funding into subsequent periods. Extensions beyond the current budget period are subject to DOE discretion and approval. Under the terms of the ARDP Agreement that rely on the Office of Management and Budget (OMB) guidance, the total extension of the award may not exceed three years (for a total period of performance of 10 years). Any additional extension would require an approval within DOE beyond the authority provided in the ARDP Agreement. If we are unable to obtain extensions and incur eligible costs beyond the currently approved period of performance, we would forgo reimbursement for such costs and may face de-obligation of unobligated funds at closeout. There can be no assurance that we will receive additional ARDP funding beyond the current budget period or that extensions will be granted.

Market Trends

In the U.S., growing power demand from industrial expansion, manufacturing reshoring, data center buildout, and broader electrification is creating use cases for scalable, firm, clean baseload power that we believe SMRs like the Xe-100 can uniquely deliver. Industrial companies face a near-term replacement cycle for aging fossil fuel-fired boilers that currently operate below capacity and require frequent maintenance, and X-energy’s HTGR solution could offer a compelling decarbonization and reliability upgrade by providing both industrial steam and onsite power with an expected 95% capacity factor. In addition, AI-driven computing requirements are expected to drive U.S. data center electricity demand, and SMRs are well-positioned to provide the continuous power capacity these facilities typically require with a smaller physical footprint and modular scalability to meet site-specific needs.

In addition, we believe current energy alternatives fall short. Solar and wind generally have low capacity factors requiring costly firming infrastructure like natural gas generation or supply-constrained battery storage to achieve comparable reliability; fossil fuel generation requires backup during maintenance, faces challenges to meet government and customers’ climate targets, and has faced order backlogs, supply constraints and elevated costs; and traditional large-scale nuclear suffers from historical cost overruns and project delays while requiring more land and significantly larger safety zones (16 kilometers versus 400 meters) than HTGRs. The Xe-100’s expected passive safety features, modular redundancy, online refueling, compact footprint, and virtually zero direct GHG emissions enable cost-effective co-location with emerging power demand hubs and flexible capacity scaling to match customer-specific requirements.

Factors Affecting Our Performance

Our ability to commence and expand commercial operations

Our business model is dependent on our commencing and expanding commercial operations. We currently anticipate initial customer deliveries to achieve mechanical completion in the early 2030s, which we expect to take place 1-2 years ahead of commencement of operations. Commencement of nuclear construction for these projects is dependent upon finalizing and achieving design maturity, producing fuel for customers, and supporting our customers in pursuing necessary permits and licenses from the NRC and other agencies. Failure to complete any one of these tasks in a timely manner could result in us being unable to begin production in the anticipated timeframe.

We are developing a global network of potential customers and supply chain partners that we expect will play an integral role in bringing our technology to market. In the near term, TRISO-X and Dow will depend on the U.S. government and a limited number of commercial HALEU suppliers for access to HALEU. In the long term, commercial enrichers are developing enrichment capabilities for future supplies. To the extent the U.S. government restricts our access to HALEU or otherwise fails to obtain sufficient HALEU for our needs, or the commercial market for enrichment fails to materialize in the amounts and in the timeframe we require or at all, our ability to commence and expand commercial operations may be significantly impaired.

We operate in a capital intensive industry and expect to continue to incur operating losses for the foreseeable future as we continue to expand and develop, and may need to raise additional capital in the future. If we are unable to raise additional capital when needed, we may have to delay, scale back, or discontinue one or more of our projects. We may be required to cease operations or seek partners for our business at an earlier stage than otherwise would be desirable and on terms that are less favorable than might otherwise be available. These measures may significantly alter our business plan and could cause significant delays in the development of our business and ultimately our financial condition.

Widespread acceptance of nuclear power as an emissions-free energy source

Our growth and future success are dependent on public support for nuclear power in the U.S. and other countries where we intend to market and sell our technology, including Canada, the U.K. and certain countries in Europe and Asia, among others. Electricity demand is accelerating and is driven by data center buildout from cloud computing providers, industrial growth and reshoring of manufacturing, and broader electrification (e.g., electric vehicle installed base). Therefore, our business is also dependent on our customers’ need for electricity as well as public support for data center buildouts and industrial growth. In order for our business model to succeed, we will depend on energy providers sourcing a larger percentage of energy from nuclear power facilities instead of sourcing energy from fossil fuel facilities.

Additionally, the market for SMRs has not yet been established, as we are one of the pioneers in the industry. As we scale and continue to invest in the capabilities of our SMRs and procure long lead-time items and engineering activities, our future revenue depends on a growing number of jurisdictions throughout the U.S. and globally adopting SMRs as an always-on, carbon emissions-free alternative to other energy sources.

Inflation, supply chain pressures, and rising development costs could increase our operating expenses and adversely affect our margins

We are a development and design stage company that is preparing its flagship product for market, with substantial governmental support and collaboration from a team of commercial partners. As we develop the Xe-100, TRISO-X fuel and other aspects of our business, we have been, and expect to continue to be, adversely affected by price increases from our suppliers and logistics partners as a result of inflation as well as other factors such as increased development, labor and overhead costs. We also expect to increase our workforce as we continue to execute on our expected timelines which will increase our costs in future periods.

The Xe-100 and corresponding TRISO-X fuel are costly, complex and challenging to design and build. Sources of funding for the estimated cost include U.S. government funding, whether via the ARDP or other sources, and additional funding to be provided by X-energy’s designated partner under the ARDP. Currently, Dow is a sub-awardee and our designated partner under the ARDP. The ARDP grant is inclusive of three different components. First, for non-recurring engineering work related to the design of the Xe-100, X-energy is responsible for the funding of such engineering work and is eligible to receive 50% reimbursement for this funding through the ARDP program. Second, for TRISO-X fuel development and construction of TX-1,

X-energy is responsible for the funding and is eligible to receive 50% reimbursement for this funding through the ARDP program. These two ARDP-related programs are not tied to Dow’s funding requirements. Finally, for the construction of the Xe-100 plant, Dow is responsible for the funding of the Xe-100 plant at the Seadrift site and is eligible to receive 50% reimbursement for this funding through the ARDP program.

Dow’s current funding commitments are representative of a typical energy project development process. At present, Dow’s funding is released as project milestones are reached; however, X-energy has no obligation to move forward with the project without funding from Dow. As we are currently in preliminary design, X-energy is receiving revenues from Dow pursuant to our MPDA for services including engineering services related to the Seadrift site, NRC licensing activities, and other technology use typical of services rendered during this development phase. If project milestones are reached, Dow’s funding commitments are expected to increase, as Dow will need to fund long-lead procurement and engineering services years in advance of commercial operations. However, in advance of certain project milestones, X-energy’s prepayments and purchase commitments will increase as we fund select long lead-time procurement items and engineering activities to support project timelines. We expect to be reimbursed or compensated for these payments and commitments by our customers, or, if a milestone is not met, to repurpose these items and activities for other projects.

If a final investment decision is made, Dow is expected to continue to be responsible for the funding of the construction of the Xe-100 plant, which is eligible under the ARDP grant for 50/50 cost share. If Dow does not make a final investment decision with respect to the Seadrift project, X-energy is under no obligation to continue funding to the Dow project or construction on the plant itself. However, in order to continue our participation in the ARDP program, we would need to identify another customer within a reasonable amount of time for the demonstration portion of the project, and failure to do so could result in significant delays, increased costs, and loss of revenue. We continue to work with our commercial partners to seek opportunities for cost reductions associated with ARDP work. Irrespective of ARDP funding, we nonetheless expect sustained and increased inflation in the future to directly impact our operating expenses, which could ultimately impact expected gross margins across our business.

Our ability to obtain and maintain regulatory approvals at federal, state and local levels

Our capacity for continued growth and the ability to achieve and maintain profitability depends in large part on our ability to obtain and maintain regulatory approvals across multiple jurisdictions, including at the international, federal, state and local levels. The federal government, along with each state and local jurisdiction in which we operate, maintains distinct regulatory frameworks. These include laws and regulations that can directly or indirectly affect our operations and those of our customers, including matters related to real estate usage, environmental sustainability, employment and labor practices and community engagement. Our success will depend on our licensing team’s and our customers’ ability to continue to obtain and maintain regulatory approvals on commercially reasonable timelines. In addition, because our projects represent first-of-a-kind deployments, they may attract heightened scrutiny or opposition from local communities, non-governmental organizations, or advocacy groups, which could result in additional review, procedural challenges, or delays in obtaining regulatory approvals and increased costs or adverse outcomes.

While we operate in an industry that is subject to, and benefits from, safety and environmental regulations, such regulations have generally become more stringent over time, particularly across developed markets. As a company in a highly regulated industry, our margins could be particularly and adversely impacted by changing or increasingly stringent regulatory developments or regulatory scrutiny. Regulations on nuclear energy are subject to unknown and unpredictable change that could impact our ability to meet projected sales or margins. Moreover, our and our customers’ ability to obtain regulatory approvals and comply with applicable nuclear regulatory requirements may affect our ability to market our technologies and obtain approvals in other countries.

Our dependence on government policy support and funding for nuclear energy development

Our future growth is largely dependent on our ability to continue to capitalize on government policy support and corporate investment in the nuclear energy industry. Congress has successfully reinvigorated the U.S. nuclear industry with a concentration on four main legislative priorities: (1) the initiation of the Advanced Reactor Demonstration Program; (2) regulatory framework reform through the Nuclear Energy Innovation and Modernization Act (NEIMA) in 2019 and the Accelerating Deployment of Versatile, Advanced Nuclear for Clean Energy Act (ADVANCE ACT) in 2024; (3) enacting financial instruments such as Investment Tax Credits, Manufacturing Tax Credits and Production Tax Credits as included in the Inflation Reduction Act of 2022; and (4) expanding and deploying federal credit support through the DOE’s Office of Energy Dominance Financing.

We were selected by the DOE as an awardee under the ARDP in 2020 for one of two “demonstration” projects in the United States, and it is particularly critical to our success. The ARDP is structured as a 50/50 cost-share between the DOE and its private sector awardee for eligible costs, intended to reduce first-of-a-kind reactor risks with the goal to attract follow-on customers both domestically and in the global marketplace. More specifically, through the ARDP, we are eligible to receive from the DOE approximately 50% of the cost of designing the Xe-100. We are also eligible to receive approximately 50% of the cost of TX-1, our first fuel fabrication facility. Subsequent fuel fabrication facilities are not eligible for reimbursement. Finally, our first customer to build a reactor, Dow, is eligible to receive approximately 50% of the cost to build the first Xe-100, which it will do at its Seadrift site in Texas. Congress has appropriated funding that was allocated towards our award, in total of approximately $1.1 billion, as well as recent additional appropriations of $3.1 billion to ARDP and other nuclear projects. While we have been notified that we were selected to receive an additional amount under the ARDP, any increase in the amount allocated to X-energy remains subject to execution of a subsequent contract award modification to the ARDP Agreement by the DOE’s contracting officer and continuation application approvals. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by the current U.S. administration or future administrations or changing congressional funding priorities, we may be unable to secure continued government funding under the ARDP including any expected increase, which would adversely affect our business, development timeline, and financial condition.

Our ability to expand our services offerings

We intend to offer customers a diversified suite of services throughout the life of a project / reactor, beginning prior to a plant’s commercial operation date. Our envisioned suite of services includes pre- and post-commercial operations date offerings, whereby we intend to provide customers with critical services related to the design, development, licensing, construction, fueling, operations and maintenance of the Xe-100. We expect that, as we refine our services offerings, first with Dow and the early Amazon and Centrica projects, the number of services we offer and the percentage of revenue we generate from our services offerings will grow. We anticipate that our services offerings will provide consistent, recurring revenues throughout the expected life of each reactor.

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

Immediately preceding the closing, as part of a series of organizational transactions, (collectively, the “Reorganization Transactions” which are described in Item 1 of Part I — “Financial Statements — Note 1 — Organization and Nature of Business”), XERC’s legacy Series A redeemable convertible preferred units, Series A-1 redeemable convertible preferred units, Series B redeemable convertible preferred units, Series C redeemable convertible preferred units, Series C-1 redeemable convertible preferred units, and Series D redeemable convertible preferred units converted into Common Units of XERC and were then ultimately exchanged for Class A Common Stock of X-Energy, Inc. Additionally, Class B Common Units, which primarily represented Profit Interest Units held by management and employees through X-Energy Management LLC (“Management LLC”), were contributed to X-Energy, Inc. in exchange for Class A Common Stock, which shares remain subject to the same vesting conditions applicable to the corresponding Common Units immediately prior to such contribution.

Continuing Equity Owners refers to certain direct and indirect owners of XERC prior to the Reorganization Transactions that own Common Units in XERC and our Class B common stock after the Reorganization Transactions. As part of the Reorganization Transactions, X-Energy, Inc. issued to the Continuing Equity Owners shares of Class B common stock equal to the number of Common Units of XERC held by the Continuing Equity Owners resulting in an Up-C structure. Refer to Item 1 of Part I — “Financial Statements — Note 1 — Organization and Nature of Business” for additional information.

Environmental Assessment with Finding of No Significant Impact

On May 18, 2026, the NRC announced it had completed its Environmental Assessment for Dow and our Construction Permit Application for our proposed advanced nuclear project in Seadrift, Texas. The NRC’s review was completed ahead of schedule and concluded with a Finding of No Significant Impact.

Centrus Agreement

On August 6, 2026, we announced a definitive agreement with Centrus Energy Corp. (“Centrus”) for Centrus to provide us with enrichment services for LEU and HALEU. The agreement establishes terms for commitments operating under a phased approach and prepayments by us to support Centrus’ domestic commercial enrichment capacity program.

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

Other income (expense)

Interest expense

Interest expense, when incurred, consists of amortization of deferred financing costs.

Interest income

Interest income is primarily related to our investment of excess cash in money market funds and debt securities.

Other income (expense), net

Other income (expense), net consists of miscellaneous income and expenses such as mark-to-market gains and losses on various instruments, which mark-to-market gains and losses are detailed in Item 1 of Part I — “Financial Statements — Note 13 — Fair Value Measurements” of our condensed consolidated financial statements. Other income (expense), net also consists of the gains and losses on conversion of C-2 Notes and related reclassification of other comprehensive income, losses on extinguishment of debt, gains and losses on foreign currency transactions, and other miscellaneous expenses.

Results of Operations

The following table includes our results of operations for the periods presented. The period-to-period comparison of financial results is not necessarily indicative of future results.

Comparison of Fiscal Periods Ended June 30, 2026 and 2025

The following table includes our historical results for the periods indicated and the changes between periods (in thousands, except percentages):

	Three Months Ended June 30,				Six Months Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Services revenue	$50,119	$16,919	$33,200	196%	$90,025	$34,010	$56,015	165%
Grant income	4,482	4,585	(103)	(2)%	7,999	8,298	(299)	(4)%
Total revenues and grant income	54,601	21,504	33,097	154%	98,024	42,308	55,716	132%
Operating expenses
Direct costs:
Direct costs	80,468	35,129	45,339	129%	144,391	63,853	80,538	126%
Equity-based and unit-based compensation	6,190	1,000	5,190	519%	7,626	1,000	6,626	663%
Selling, general and administrative:
Selling, general and administrative	43,623	21,665	21,958	101%	84,460	39,353	45,107	115%
Depreciation and amortization	639	324	315	97%	1,090	550	540	98%
Equity-based and unit-based compensation	33,471	5,358	28,113	525%	36,300	5,424	30,876	569%
Research and development	244	808	(564)	(70)%	299	1,210	(911)	(75)%
Total operating expenses	164,635	64,284	100,351	156%	274,166	111,390	162,776	146%
Operating loss	(110,034)	(42,780)	(67,254)	157%	(176,142)	(69,082)	(107,060)	155%
Other income (expense)
Interest expense	—	(360)	(360)	(100)%	—	(484)	(484)	(100)%
Interest income	11,013	4,980	6,033	121%	19,942	10,457	9,485	91%
Other income (expense), net	(6,312)	(50,688)	44,376	88%	(115,350)	(39,951)	(75,399)	(189)%
Total other income (expense), net	4,701	(46,068)	50,769	110%	(95,408)	(29,978)	(65,430)	(218)%
Net loss	$(105,333)	$(88,848)	$(16,485)	19%	$(271,550)	$(99,060)	$(172,490)	174%

Revenues and grant income

Services revenues and grant income increased by $33.1 million or 154% and $55.7 million or 132% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year periods. This was primarily due to increases of $31.9 million and $56.0 million in revenue and grant income from the ARDP Agreement with the U.S. Department of Energy (“DOE”) for the three and six months ended June 30, 2026, respectively. This was driven by an increase in project execution activities under the ARDP Agreement as the Company continued to advance the development and finalization of the Xe-100 reactor design. The increase reflected higher spending on materials, subcontractor services, and payroll to support the expanded scope of work.

Operating expenses

Direct costs

Direct costs increased by $50.5 million or 140% and $87.2 million or 134% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year period, primarily driven by expanded activity under the ARDP Agreement. Subcontracting costs increased by $23.5 million and $32.0 million for the three and six months ended June 30, 2026, respectively, and direct materials costs increased $3.5 million and $17.7 million for the three and six months ended June 30, 2026, respectively. Additionally, compensation costs increased by $21.7 million and $34.2 million for the three and six months ended June 30, 2026, respectively, including $16.5 million and $27.6 million from higher employee headcount to support the expanded activity under the ARDP Agreement, and $5.2 million and $6.6 million from increased equity-based and unit-based compensation expense for the three and six months ended June 30, 2026 due to stock option grants to certain former holders of Profits Interest Units (“PIUs”) in connection with the Company’s IPO. As the options are subject to the same provisions with respect to vesting as the related PIUs, a certain portion of which were vested prior to the IPO, the incremental compensation cost for options that vested upon grant was recognized immediately. The compensation cost for the unvested options will be recognized over the remaining service periods.

Selling, general and administrative

Selling, general and administrative expenses increased by $50.4 million or 184% and $76.5 million or 169% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year periods. Compensation costs increased by $38.6 million and $51.2 million for the three and six months ended June 30, 2026, respectively, due to increases in equity-based and unit-based compensation expense of $28.1 million and $30.9 million for the three and six months ended June 30, 2026, respectively, primarily due to the stock option grants discussed above, as well as $10.5 million and $20.3 million for the three and six months ended June 30, 2026, respectively, from higher employee headcount. Additionally, infrastructure and professional service costs increased by $6.9 million and $14.1 million for the three and six months ended June 30, 2026, respectively, primarily driven by cloud computing and storage costs for corporate use and professional fees for back-office support associated with our transition to, and initial operations as, a public company.

Research and development

Research and development expenses decreased by $0.6 million or 70% and $0.9 million or 75% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year periods.

Other income (expense)

Interest expense

Interest expense decreased by $0.4 million or 100% and $0.5 million or 100% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year periods. This was due to the settlement, maturity, redemption, and conversion of all of our outstanding debt in prior periods.

Interest income

Interest income increased by $6.0 million or 121% and increased by $9.5 million or 91% for the three and six months ended June 30, 2026, respectively, compared to the comparable prior-year periods. This was due to interest on investments in held-to-maturity securities that were made since our capital raise in the fourth quarter of 2025.

Other income (expense), net

Other income (expense), net increased by $44.4 million or 88% for the three months ended June 30, 2026 compared to the comparable prior-year period. This was primarily due to a $44.9 million decrease in mark-to-market expense on warrant liabilities.

Other income (expense), net decreased by $75.4 million or 189% for the six months ended June 30, 2026 compared to the comparable prior-year period, primarily due to a $74.9 million increase in mark-to-market expense on warrant liabilities.

Non-GAAP Financial Measures

In this Form 10-Q, we use certain non-GAAP financial measures, including fully diluted share count, adjusted net loss and adjusted net loss per share, diluted, EBITDA and adjusted EBITDA (collectively, the “Non-GAAP Financial Measures”). The Non-GAAP Financial Measures are supplemental measures, are not defined by or presented in accordance with GAAP, have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP.

A potential limitation of these Non-GAAP Financial Measures is that other companies may report similar non-GAAP metrics, but calculate them differently, which reduces the usefulness of these non-GAAP metrics as a comparative measure. Because of this and other limitations, you should not consider the Non-GAAP Financial Measures as a substitute for our GAAP-based financial performance measures.

Fully Diluted Share Count, Adjusted Net Loss, and Adjusted Net Loss Per Share, Diluted

Non-GAAP fully diluted share count is defined by us as the weighted average of our Class A common stock outstanding for the period reported if (i) all of the holders of Common Units in XERC redeemed their XERC Common Units for shares of our Class A common stock on a 1:1 basis (and effected the cancellation of their Class B common stock of which they hold an equal number to the number of XERC Common Units they hold), (ii) all of our outstanding options (whether or not vested and whether or not in-the-money) that remain outstanding were exercised for shares of Class A common stock and (iii) all of our outstanding RSAs and RSUs vested.

Non-GAAP fully diluted share count is used by our management to evaluate, among other things, potential shareholder dilution, facilitate period-over-period comparability, and support internal planning and capital allocation decisions. In particular, we believe that the inclusion of non-GAAP fully diluted share count provides information that is useful to investors because this measure enables them to better evaluate the potential impact of outstanding XERC Common Units that are redeemable for Class A common stock (with an equal number of Class B common stock cancelled at the time of redemption) and equity awards on the Company’s capital structure.

Adjusted net loss adjusts GAAP net loss attributable to X-Energy, Inc. by (i) including net loss attributable to XERC prior to the IPO, (ii) including net loss attributable to non-controlling interests subsequent to the IPO, (iii) excluding equity-based and unit-based compensation and (iv) excluding mark-to-market losses on warrant liabilities and C-2 Notes from Net Loss. Adjusted Net Loss Per Share, diluted is calculated by dividing Adjusted net loss by the fully diluted share count.

Adjusted net loss and Adjusted net loss per share, diluted are used by our management to, among other things, facilitate period-over-period comparability, and support internal planning and capital allocation decisions. Management believes these measures provide investors with useful supplemental information by facilitating period-to-period comparisons and by excluding the effects of certain non-cash items that may obscure underlying operating trends. Including net loss attributable to non-controlling interests enables investors to evaluate the operating results of the Company’s consolidated business without regard to its ownership structure.

We exclude equity-based and unit-based compensation and mark-to-market loss on warrant liabilities and C-2 Notes from our Non-GAAP Financial Measures (other than fully diluted share count) primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses to assist in budgeting, planning, and forecasting future periods. Moreover, because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies can use under FASB ASC 718, Stock Compensation, we believe excluding equity-based and unit-based compensation allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. In addition, mark-to-market loss on warrant liabilities varies based on changes in the Company’s valuation, is highly variable due to factors outside our control and is unrelated to our core operations. Therefore, management does not consider mark-to-market loss on warrant liabilities and C-2 Notes in the evaluation of the business or making operating plans. Accordingly, we believe these adjustments provide investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business.

The following table presents the reconciliations of (i) Net loss to Adjusted net loss; (ii) Weighted average shares of Class A common stock outstanding on both a basic and diluted basis to the fully diluted share count; and (iii) Net loss per share of Class A common stock to Adjusted net loss per share of Class A common stock on a diluted basis (in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss attributable to X-Energy, Inc.	$(59,090)	$—	$(59,090)	$—
Net loss attributable to X-Energy Reactor Company, LLC (“XERC”) prior to the IPO	(21,159)	(88,848)	(187,376)	(99,060)
Net loss attributable to non-controlling interests subsequent to the IPO	(25,084)	—	(25,084)	—
Net loss	$(105,333)	$(88,848)	$(271,550)	$(99,060)

Adjustments:
Equity-based and unit-based compensation	39,661	6,358	43,926	6,424
Mark-to-market loss on warrant liabilities and C-2 Notes	5,574	51,484	114,473	40,903

Adjusted net loss	$(60,098)	$(31,006)	$(113,151)	$(51,733)

Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	280,148,818	N/A	280,148,818	N/A

Adjustments:
Shares of Class B common stock outstanding(1)	118,907,377	N/A	118,907,377	N/A
Vested and unvested stock options outstanding	7,566,848	N/A	7,566,848	N/A
Unvested Restricted Stock Awards and Restricted Stock Units	7,531,628	N/A	7,531,628	N/A

Fully diluted share count(2)	414,154,671	N/A	414,154,671	N/A

Net loss per share, diluted(3)	$(0.21)	N/A	$(0.21)	N/A
Adjusted net loss per share, diluted(4)	$(0.15)	N/A	$(0.27)	N/A

__________

(1)
Holders of shares of Class B common stock hold an equal number of XERC Common Units. XERC Common Units can be redeemed for shares of Class A common stock or, at the Company’s election in certain circumstances, cash. At the time of redemption of XERC Common Units for shares of Class A common stock, an equivalent number of shares of Class B common stock are cancelled.
(2)
The Company currently has a warrant outstanding that is exercisable for 14.1 million shares contingent upon future events or performance conditions. In accordance with management’s assessment under ASC 450, this warrant was not deemed probable of vesting as of June 30, 2026. As such, the warrant is currently not included in the fully diluted share count.
(3)
Net loss per share, diluted is calculated by dividing the Net loss attributable to X-Energy, Inc. by the Weighted average shares of Class A common stock outstanding, basic and diluted.
(4)
Adjusted net loss per share, diluted is calculated by dividing Adjusted net loss by the fully diluted share count.

EBITDA and Adjusted EBITDA (defined below)

Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) adjusts Net loss attributable to X-Energy, Inc. by (i) including net loss attributable to XERC prior to the IPO, (ii) including net loss attributable to non-controlling interests subsequent to the IPO, and then adjusting for (iii) interest expense, (iv) interest income and (v) depreciation and amortization expense. EBITDA is used by management to evaluate the Company’s operating performance by excluding the effects of financing decisions, income taxes, and non-cash depreciation and amortization, which can vary significantly between companies due to differences in capital structure, tax positions and asset bases. We believe EBITDA allows investors insight into the Company’s core operating performance and facilitates comparisons across reporting periods.

Adjusted EBITDA is EBITDA excluding (i) equity-based and unit-based compensation and (ii) mark-to-market loss on warrant liabilities and C-2 Notes. Adjusted EBITDA is used by our management to assess our operating performance. For the reasons stated above, we believe these adjustments exclude variables unrelated to our core operations and allow for meaningful comparisons between our operating results from period to period.

The following table presents the reconciliation of Net loss attributable to X-Energy, Inc. to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net loss attributable to X-Energy, Inc.	$(59,090)	$—	$(59,090)	$—
Net loss attributable to XERC prior to the IPO	(21,159)	(88,848)	(187,376)	(99,060)
Net loss attributable to non-controlling interests subsequent to the IPO	(25,084)	—	(25,084)	—
Net loss	(105,333)	(88,848)	(271,550)	(99,060)

Adjustments:
Interest expense	—	360	—	484
Interest income	(11,013)	(4,980)	(19,942)	(10,457)
Income tax expense	—	—	—	—
Depreciation and amortization	639	324	1,090	550

EBITDA	$(115,707)	$(93,144)	$(290,402)	$(108,483)

Adjustments:
Equity-based and unit-based compensation	39,661	6,358	43,926	6,424
Mark-to-market loss on warrant liabilities and C-2 Notes	5,574	51,484	114,473	40,903

Adjusted EBITDA	$(70,472)	$(35,302)	$(132,003)	$(61,156)

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. Management expects that future operating losses and negative operating cash flows may increase from historical levels because of additional costs and expenses related to the development of our technology, procurement of long lead-time items and engineering activities, and the development of market and strategic relationships with other businesses. Consequently, our ability to execute our long-term business plan is dependent upon our ability to obtain additional capital to support our ongoing operations.

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

We have had, and expect that we will continue to have, an ongoing need to raise additional capital from outside sources to fund our operations and expand our business. If we are unable to raise additional capital when desired, or on acceptable terms, our business, financial condition, operating results and future prospects could be harmed, and we may not be able to complete our TX-1 fuel fabrication facility construction and begin production or begin construction on TX-2 or other fuel fabrication facilities, support development of the Xe-100 plant or conduct other research and development or project and fulfill our current business plan, and therefore, we may need to delay, re-evaluate or discontinue these and other projects. A successful transition to attaining profitable operations depends upon achieving a level of revenue and grant income adequate to support us.

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

We had the following debt outstanding during the three and six months ended June 30, 2025 which were matured or converted during the year ended December 31, 2025 and were no longer outstanding during the six months ended June 30, 2026:

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

Refer to Item 1 of Part I — “Financial Statements — Note 7 — Debt” for additional information.

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

Cash Flows Six Months Ended June 30, 2026 and June 30, 2025

Cash flow information is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(164,568)	$(61,839)
Net cash used in investing activities	(239,615)	(18,667)
Net cash provided by financing activities	1,091,236	50,402

Operating Activities

For the six months ended June 30, 2026, our operating activities used $164.6 million of net cash compared to $61.8 million for the six months ended June 30, 2025. The increase in cash used in operating activities is primarily driven by an increase in activity on the ARDP Agreement, including deposits to vendors for long-lead materials, as well as increases in corporate headcount and corporate contractors during the six months ended June 30, 2026 compared to the six months ended June 30, 2025.

Investing Activities

For the six months ended June 30, 2026, our investing activities used $239.6 million of net cash compared to $18.7 million for the six months ended June 30, 2025. The increase in net cash used in investing activities was primarily attributable to an increase in purchases of investments of $316.5 million, and a $70.7 million increase in capital expenditures related to the construction of facilities during the six months ended June 30, 2026. These increases in cash outflows were partially offset by an increase in proceeds from investment maturities of $130.9 million and a $35.3 million increase in reimbursements received during the period for capital expenditures qualifying under government grant programs.

Financing Activities

For the six months ended June 30, 2026, financing activities provided $1.1 billion of net cash compared to $50.4 million for the six months ended June 30, 2025. The net cash provided by financing activities during the six months ended June 30, 2026 was primarily due to $1.1 billion of net proceeds from our initial public offering. The net cash provided by financing activities during the six months ended June 30, 2025 was primarily due to the January 2025 issuance of Series C-1 preferred units of $53.4 million, offset by $2.5 million of cash paid for associated issuance costs.

Material Cash Requirements from Known Contractual and Other Obligations

In addition to our contractual obligations and commitments described under “Liquidity and Capital Resources,” we lease real estate for office space. These leases are classified as operating leases with various expiration dates through 2037. See Note 8 — Leases of the Notes to Consolidated Financial Statements in the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Company’s prospectus dated April 23, 2026, filed with the SEC on April 27, 2026 for more information regarding our lease commitments.

Critical Accounting Policies and Estimates

We believe that the following accounting policies involve a high degree of judgment and complexity.

Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our financial condition and results of our operations. Refer to Item 1 of Part I — “Financial Statements — Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements” for a description of our other significant accounting policies.

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

The Company evaluates if its contracts are partially in the scope of ASC 606 and partially in the scope of other guidance. For contracts partially in the scope of other guidance, the Company separates and allocates the arrangement consideration to those components in accordance with ASC 606 unless the other guidance provides its own separation and allocation guidance.

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

Recent Accounting Pronouncements

Refer to Item 1 of Part I — “Financial Statements — Note 2 — Summary of Significant Accounting Policies and Recent Accounting Pronouncements” of our condensed consolidated financial statements for additional information.

Emerging Growth Company (“EGC”) Status

The Company is an EGC as such term is defined under the JOBS Act. Therefore, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not EGCs. We will remain an emerging growth company until the earliest of  (i) December 31, 2031, (ii) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (iii) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act of 1934, as amended (“Exchange Act”) and (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Foreign Currency Exchange Risk

Currency exchange rate fluctuations may impact our results of operations and cash flows. Foreign currency translation gains and losses arising primarily from changes in exchange rates on foreign currency transactions and balances are not hedged and are recorded in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. We do not trade in financial instruments for speculative purposes. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. As such, as of June 30, 2026, a 10% change in exchange rates versus the U.S. dollar would not have a material impact on our financial results and position.

Interest Rate Risk

We had no debt outstanding as of June 30, 2026.

We had cash and cash equivalents of $1,145.4 million as of June 30, 2026. Cash and cash equivalents consist of cash deposits, cash held in financial institutions and short-term investments, including debt securities purchased with an original maturity of three months or less. Our cash and cash equivalents are held for working capital purposes. We also had investments in debt securities, which are classified as held-to-maturity, of $754.4 million as of June 30, 2026, consisting of corporate bonds, U.S. government treasury bills, commercial paper and certificates of deposit and foreign issuer debt securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes.

Our held-to-maturity securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery. If recovery is not anticipated, we will record an impairment loss through earnings either by establishing a credit allowance or by directly reducing the security’s amortized cost basis if there is an intent to sell. As such, as of June 30, 2026, a 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures.

Limitation on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2026 due to the material weakness in our internal control over financial reporting described below.

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

Remediation Plan and Status

As of June 30, 2026, management is actively engaged in remediating the material weakness described above. In order to remediate this material weakness, we have taken and plan to take the following actions:

•
continuing to hire additional, qualified accounting and finance personnel; and
•
designing and implementing additional controls and processes that operate at an appropriate level of precision to ensure adequate review of highly complex technical agreements and valuations.

We believe we are making progress toward achieving effectiveness of our internal control over financial reporting. The actions that we are taking are subject to ongoing management review and Audit & Risk Committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequently evaluated the design and effectiveness of newly added controls over a sufficient period of time, and management concludes, through testing, that these are operating effectively. We may also conclude that additional measures are required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time.

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, have a material adverse effect on our business, results of operations, cash flows or financial condition. For more information, refer to Item 1 of Part I — “Financial Statements — Note 15 — Commitments and Contingencies” to the condensed consolidated financial statements (included in Part I, Item 1 of this Quarterly Report on Form 10-Q).

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with the other information in this Quarterly Report on Form 10-Q. The Company may not be able to accurately predict, control or mitigate these risks. Statements in this section are based on the Company’s beliefs and opinions regarding matters that could materially adversely affect the Company in the future and are not representations as to whether such matters have or have not occurred previously. The risks and uncertainties described below are not the only ones we face or may face in the future and should not be considered a complete statement of all potential risks and uncertainties. If any of the following or other risks occur, our business, operating results, financial condition, and prospects, among other factors, could be materially and adversely affected. In that event, the trading price of our Class A common stock could decline, and you could lose all or a part of your investment.

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

As of June 30, 2026, we had cash and cash equivalents of $1,145.4 million, short-term investment balances of $489.8 million and long-term investment balances of $264.6 million and continue to meet our obligations to customers, vendors, suppliers, counterparties and employees in the ordinary course of business. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate services. Our primary working capital requirements are for project execution activities including purchases of materials and long-lead procurement items, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. We expect that working capital requirements will need to continue to be funded through a combination of cash on hand, funding awarded under the ARDP Agreement, and capital raises or indebtedness.

In addition, management expects that future operating losses and negative operating cash flows may continue to increase from historical levels because of additional costs and expenses related to the development of our technology and the development of market and strategic relationships with other businesses. In particular, in connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development and commercialization of the Xe-100 and construction of our fuel fabrication facilities. In addition, X-energy’s prepayments and purchase commitments have increased and may increase in the future as we fund select long lead-time procurement items and engineering activities to support project timelines, which may subsequently be reimbursed or if a milestone is not achieved, repurposed across other projects. We may finance these expenses with further issuances of debt or equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements.

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

At present, our revenues are generally derived from contract services performed for the U.S. government and commercial entities from cost-share agreements such as the ARDP and research and development, and product development. In the future, we expect to generate revenue through licensing or technology fees for the use of the proprietary intellectual property and build-to-print design of the Xe-100 technology, project planning, assembly coordination, construction support, regulatory support, procurement support, long-term services to customers and the supply of fuel and associated services. However, we have not yet entered into any such licensing, technology or other agreements, and there can be no assurances that customers will accept our anticipated fees and pricing under these agreements or that we will be able to charge the fees and pricing that we anticipate under our business plan. If we are unable to obtain sufficient fees and pricing under these agreements, our business, financial condition, operating results and future prospects will be materially and adversely affected.

Our revenue growth also may be adversely affected by other factors including: our inability to maintain, grow and develop our products; our ability to continue to receive funding from government contracts; weakness in the industry or our customers’ industries generally; general economic conditions, including as a result of tariffs, high interest rates and inflation; terrorism, sanctions or other geopolitical events globally; global pandemics and other public health emergencies; increasing competition; and the other risks described in this “Risk Factors” section.

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

The success of our business will depend in large part on our ability to successfully deliver the Xe-100 to customers on time and on budget at guaranteed performance levels, which would give greater confidence to our subsequent customers. There is no guarantee that our planned deployments of the Xe-100 will be successful, on schedule, or on budget, or that our customers will elect to exercise their options for additional Xe-100 units. We are in the design phase of the Xe-100, and as a result, our cost and schedule estimates are subject to significant uncertainty and change. Our current cost model and estimates have limited fidelity and may prove inaccurate, and our business may see material cost growth, schedule extensions, or scope changes that adversely affect project economics, final investment decisions and customer commitments. See “We may not achieve the development, regulatory, deployment, commercialization or other operational milestones, timelines and expectations that we publicly announce from time to time.” In addition, our ability to maintain strong relationships with our customers and other counterparties is critical to the success of our business. If we fail to meet expectations, including as a result of factors outside of our control, our relationships with our customers and counterparties could be adversely affected, which could impact our ability to reach final investment decision, secure future opportunities and achieve our business plans.

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

We have previously experienced and may experience in the future, delays, cost overruns or other complications in the design, manufacture, production and delivery of the Xe-100 and related technology, such as TX-1 and TX-2, that could prevent us from delivering any SMRs on our current anticipated timeline. For example, as part of our iterative Xe-100 reactor design process, we employ phased development cycles and review gates to progress from concept through product delivery. Each system within the reactor plant undergoes a thorough assessment at each gate to determine if all product requirements (for example, performance, safety, delivery) are being met or are at risk of not achieving full capability. In the course of certain major gate reviews of the Xe-100 reactor design in the past, we identified areas where further design or analysis work was required to achieve a fully acceptable engineered design. Likewise, development delays and cost increases at our TX-1 fuel fabrication facility site have occurred in connection with, among other items, resolving certain infrastructure and oversight requirements and environmental analyses. While the aforementioned activities, and others like them, have not materially delayed delivery for a customer to date, they may do so in the future. If delays like these occur in the future, if our remediation or resolution measures and process changes do not continue to be successful, if we fail to find satisfactory manufacturers or suppliers, or if we experience issues with manufacturing or construction activities or design and safety, we could experience issues or delays in reaching, sustaining or increasing deployment and sales of our SMRs. The effect of such delays may be increased as a result of rising inflation, commodity prices and interest rates, which have in the past and may in the future increase costs to us and to our customers and may adversely affect the competitiveness of our reactors compared to competing means of supplying electricity or heat.

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

The Dow project’s Construction Permit Application is anticipated to be received in the first quarter of 2027, following which construction can commence, and its commercial operations date is expected to be in the early 2030s. This timeline extends beyond our current ARDP budget period, which runs through March 2027, and beyond the maximum period of performance under the ARDP Agreement, even assuming all extensions are obtained. Based on the original February 2021 award contractual date, the outside date for ARDP funding is expected to be in or around 2030 (assuming the maximum three-year extension is granted). Without another extension or change in the contract, which would require approval beyond the authority provided in the ARDP Agreement, construction activities scheduled to occur after 2030 would not be eligible for ARDP reimbursement.

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

As of June 30, 2026, we have been reimbursed approximately $546.7 million in ARDP funding. The DOE manages allocation and reimbursement of funds appropriated by Congress, approval of extensions, and compliance with program requirements. If extensions are not granted or if the project timeline extends further than currently anticipated, the incremental funding requirement that Dow would need to bear for its portion of the ARDP project could increase materially. Any such increase could affect Dow’s final investment decision, cause delays or modifications to the project scope or timeline, or lead Dow to terminate its participation in the project. X-energy is under no obligation to continue funding the Dow project or construction on the plant itself in the event Dow does not make a final investment decision in the Dow project.

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

Any capacity figures or unit economics numbers utilized by us are based on our current agreements with customers, including Dow, Amazon, and Centrica, and reflect our internal assumptions regarding the capacity of the Xe-100, the number of units that may be deployed, and the time periods in which we anticipate such units being constructed and placed into service. Numerous risks and uncertainties could cause the actual deployed capacity or unit economics to differ materially from the illustrative figures, including our and our customers’ ability to successfully construct and deliver Xe-100s (none of which have been built or operated to date) or to do so on a timely basis, obtain required regulatory approvals, secure adequate financing, and manage supply chain constraints, labor availability, cost overruns, and construction delays. In addition, customers such as Dow, Amazon, and Centrica have rights to delay, reduce, or terminate their commitments, and any such changes, along with potential modifications in the scope, scale, or timing of customer projects, technological or engineering challenges, or shifts in energy policy, electricity market demand, or public acceptance of nuclear power and data centers, could materially impact our ability to achieve our estimates. As a result, our actual cumulative deployed capacity and unit economics may be substantially less than we anticipate, or may not be achieved at all, and investors should not place undue reliance on these estimates in evaluating our business, financial condition, operating results or future prospects.

We do not carry insurance coverage for the risks associated with the Xe-100 or its components’ performance, and our current insurance coverage may not be adequate, or we may not be able to obtain insurance at acceptable rates at all.

We do not carry insurance coverage for the performance of the Xe-100 or its components’ performance. Even if we purchase this kind of insurance, the insurance may not fully protect us from the financial impact of defending against product liability claims that may occur in future. In the event that our technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business and financial condition could be materially and adversely impacted. Other than contractual protections provided by our counterparties for certain components and systems and cost-sharing under ARDP, we have not employed other risk sharing structures to mitigate all risks associated with the successful delivery and performance of the Xe-100. As we have not yet delivered the Xe-100 or any other reactor to customers, we have determined that our current insurance coverage is sufficient for our business operations. However, we may need to purchase additional insurance to operate our business. If we fail to obtain the required insurance, or if we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption for which we are not adequately covered under our existing insurance, our business and results of operations could be materially and adversely affected.

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

In addition to at least $500 million in funding appropriated in FY2020-FY2024, the Infrastructure Investment and Jobs Act (Public Law 11758) appropriated funds for the ARDP in total of $2.47 billion. Of ARDP funding to date, at least $1.1 billion has been allocated to X-energy’s award. Ongoing ARDP funding is provided to X-energy through Continuation Applications for each “budget period”, with the latest funding through at least March 2027. Congress has appropriated funding that was allocated towards X-energy’s award in a total of approximately $1.1 billion of the $1.2 billion commitment to support our ARDP award. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As of June 30, 2026, we have been reimbursed approximately $546.7 million in funding under the ARDP.

Additionally, the U.S. Congress has also appropriated an additional $3.1 billion to ARDP. While we have been notified that we were selected to receive an additional amount under the ARDP, any increase in the amount allocated to X-energy remains subject to execution of a subsequent contract award modification to the ARDP Agreement by the DOE’s contracting officer and continuation application approvals. Delays in the allocation process or receiving a materially smaller allocation than anticipated could adversely affect our ability to ramp up on construction and fund long lead procurements. We cannot predict the extent to which funding may be increased, if at all, or if total funding may be reduced as part of a subsequent appropriations process ultimately approved by the U.S. Congress and the President of the U.S. or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for the ARDP would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of the ARDP or the failure to commit additional funds to the ARDP could result in lost revenue and increase our overall costs of doing business, and may result in the deferral or more limited development of TX-1, and jeopardize our ability to complete our initial deployments of the Xe-100, which could adversely affect our ability to market and deploy Xe-100 units to other customers, and other adverse commercial effects.

Under the ARDP Agreement, if we fail to incur eligible costs within the currently approved period of performance, including any DOE-approved extension, we would forgo reimbursement for such costs and could face de-obligation of unobligated funds at closeout. Extensions under the ARDP Agreement are at the DOE’s discretion. If the DOE denies or limits an extension, our ability to claim ARDP reimbursement could be materially curtailed. Continuation of funding across budget periods is further contingent on additional appropriations and DOE policy. Any adverse appropriations or allocations outcomes, performance shortfalls, or contractual compliance issues could materially reduce or eliminate ARDP funding available to us. Because the award is incrementally funded and DOE’s maximum share at any time is capped at amounts actually obligated, even with an extension granted, we may not receive additional ARDP funding unless and until DOE agrees to obligate further amounts to us.

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

Government funding is subject to the political process, which is inherently unpredictable, highly competitive and dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which may be affected by changes in U.S. government policies resulting from various political developments. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by the current administration or future administrations and changing congressional funding priorities, we may be unable to secure continued government funding under the ARDP or any increases to such funding. Our failure to secure upward adjustments in the ARDP funding to cover actual costs could have a material, adverse impact on our business prospects, which would materially and adversely affect our development timeline, financial condition, relationship with our partners, results of operations and cash flows. In addition, any such failure to obtain requested increases to such funding could result in a more limited ARDP fuel facility development or other commercial changes.

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

Our current ARDP Agreement provides for 50% reimbursement of $2.4 billion in eligible costs ($1.2 billion in total reimbursement). As of June 30, 2026, we have received approximately $546.7 million in ARDP funding. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March 2025 and extends through March 2027. At the time of the initial award, the estimated total project cost was approximately $2.4 billion, which reflected management’s then-current estimates for design, licensing, fuel fabrication facility construction of TX-1, and demonstrator reactor construction activities over the program period. Since 2020, the estimated total project costs have increased, and we expect that cost estimates will continue to be revised in connection with each budget period’s Continuation Application as project scope, market conditions, and external factors evolve.

Continuation of funding is contingent on DOE approval of additional budget periods. Extensions under the ARDP Agreement are at the DOE’s discretion and are subject to criteria including: (1) availability of appropriations; (2) availability of future-year budget authority; (3) substantial progress toward meeting project objectives; (4) submittal of required reports; and (5) compliance with the terms and conditions of the award. We submit a Continuation Application to the DOE from time to time to extend funding; however, there can be no assurance that extensions will be approved. As part of the Continuation Application process required under the ARDP Agreement, we are required to submit updated budgets for each subsequent budget period, which are subject to review and approval by the DOE. These updated budgets reflect the best information available at the time of submission and may differ materially from prior estimates due to the factors described above. The DOE’s current reimbursement share under the ARDP is $1.2 billion (representing 50% of the original $2.4 billion estimate), meaning any increases in estimated project costs above the original $2.4 billion estimate without adjustment of the current award value would require X-energy and Dow to fund the incremental amounts from non-ARDP sources. While we have been notified that we were selected to receive an additional amount under the ARDP, any increase in the amount allocated to X-energy remains subject to execution of a subsequent contract award modification to the ARDP Agreement by the DOE’s contracting officer and continuation application approvals. If actual project costs exceed the amounts eligible for ARDP reimbursement, we and Dow would be required to bear the full amount of such excess costs without government cost-sharing, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. X-energy and Dow are under no obligation to continue funding the project scope from ARDP.

Under the ARDP Agreement, the total extension of the period of performance may not exceed three years beyond the original seven year award period, resulting in a maximum period of performance of 10 years. Any additional extension would require an approval within DOE beyond the authority provided in the ARDP Agreement. Based on the original award date in February 2021, the outside date for ARDP funding, assuming all extensions are granted, is expected to be in or around 2030. Dow, as our partner under the ARDP Agreement, does not separately need to apply for ARDP funding or extensions. Dow’s 50% reimbursements for the Dow project are tied to project milestones. If the Dow project, with a target commercial operations date in the early 2030s, is unable to be completed within the ARDP funding period and Dow elects to construct the project, Dow would then fund remaining costs related to the construction of the reactor without ARDP reimbursement. If Dow is unwilling or unable to do so, the Dow project could be delayed or terminated, which would have a material adverse effect on our business, financial condition, results of operations and cash flows. X-energy is under no obligation to fund the construction of the Dow project, and is under no obligation to construct a reactor without a final investment decision from Dow.

If we fail to incur eligible costs within the currently approved period of performance, including any DOE-approved extension, we would forgo reimbursement for such costs and could face de-obligation of unobligated funds at closeout. Even with an extension granted, we may not receive any expected or future additional ARDP funding unless and until DOE agrees to obligate further amounts to us and executes a subsequent contract award modification to the ARDP Agreement. Any adverse appropriations or allocations outcomes, performance shortfalls, contractual compliance issues, or denial of extension requests could materially reduce or eliminate ARDP funding available to us, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

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
•
supply chain disruptions, increased costs for nuclear-grade materials and components, and funding and purchase obligations for long lead-time procurement items and engineering activities;
•
scope refinements and design modifications resulting from ongoing engineering work;
•
first-of-a-kind engineering challenges and regulatory requirements;
•
extended project timelines, including potential delays in obtaining regulatory approvals; and
•
changes in tariff regimes or trade restrictions affecting procurement costs.

As part of the Continuation Application process, we submit updated budgets to the DOE for each budget period, including cost estimates and supporting justification. These updated estimates are subject to DOE review and approval and may differ materially from prior estimates. In January 2026, Congress appropriated additional funding of $3.1 billion towards three Advanced Reactor programs, including (1) the Generation III SMR deployments, (2) the Risk Reduction for Future Demonstrations Program, and (3) the Advanced Reactor Demonstration Program, of which X-energy is one of two awardees. We expect to be allocated some portion of this to our project incremental to the current $1.1 billion allocated to date. Any amount allocated to X-energy remains subject to official OMB approval and entry into a contract modification to the ARDP Agreement. Delays in the allocation process or receiving a materially smaller allocation than anticipated could adversely affect our ability to ramp up on construction and fund long lead-time procurement items and engineering activities. If the DOE does not approve updated budgets or if additional funding is not appropriated by Congress, we may be unable to complete project activities within the ARDP cost-share framework. This could require us to obtain additional capital on terms that may not be favorable, which could materially impact our business, financial condition, operating results and future prospects.

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

In order to achieve profitability and future growth, we must finalize our reactor design, receive regulatory approvals, including NRC licensing of additional fuel fabrication facilities, and continue to develop and market new products and services to traditional and nontraditional end users. We intend to expand our operations significantly to meet anticipated demand. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will be dependent on:

•
hiring and training new personnel with the skill and expertise required;
•
completing the construction of TX-1 and TX-2 and licensing and construction of subsequent fuel fabrication facilities and optimizing the production of our TRISO-X fuel;
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
•
upgrading the existing operational management and financial reporting systems and team, including to comply with requirements as a public company; and
•
implementing and enhancing administrative infrastructure, systems and processes.

If our operations continue to grow as planned, of which there can be no assurance, we will need to continue to expand our team, including expanding our sales and marketing, research and development, customer and commercial strategy, products and services, supply chain, and manufacturing functions, among others. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Our continued growth has in the past and could in the future increase the strain on our resources, and we could experience operating difficulties, including difficulties in hiring and training employees, finding manufacturing capacity to produce our SMRs and related equipment, delays in production, challenges in scaling up fuel and component fabrication capacity and difficulty sourcing adequate raw material, such as graphite and HALEU, for our reactors. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

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

While our SMR design will be actively managed through design reviews, prototyping, testing, involvement of external partners with subject matter expertise, and application of approaches utilized in the operation of the Xe-100, we could still fail to identify latent design, manufacturing, construction, and operations issues early enough to avoid negative effects on production, fabrication, construction or the ultimate performance of the Xe-100 and related technologies, or we may encounter unexpected regulatory issues. Moreover, the cost and time associated with the construction and maintenance of our SMRs may be greater than we or our customers expect because we or they may face a lack of a domestic labor force with relevant commercial experience and an inexperienced or insufficient supply chain for this type of reactor. Where these issues arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business. Although we expect nearly all of the cost to construct the Xe-100 is or will ultimately be passed on or borne by our customers, such costs incurred by our customers could significantly exceed their and our expectations, including for reasons outside of their and our control, which could make existing or prospective customers less likely to contract with us and use our SMR design in the future, which could have a material adverse effect on our business, results of operations and financial prospects.

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

Adoption of the Xe-100 among our potential customers may progress more slowly than we anticipate or it may be more expensive to bring potential customers into our pipeline. If these customers do not adopt our Xe‑100 technology as quickly as expected, or if customer acquisition costs are higher than anticipated, our growth could be limited. Any delay or failure to attract potential customers to our reactors or SMR technology may have a material and adverse impact on our business and financial condition.

For example, our business plans depend on sustained and increasing power demand from industrial users and the data center industry. Energy demand from the data center and industrial sectors may decline if regulatory hurdles, community opposition, or infrastructure delays prevent them from building new facilities. Legislative changes, environmental standards, zoning restrictions, or shifts in public perception could further reduce demand and weaken the competitiveness of nuclear energy. For example, New York recently moved to temporarily bar construction of certain large-scale data centers for up to a year and other states could impose similar limitations. Any significant reduction in industrial or data center development would negatively impact our economics and ability to attract new customers and could disrupt existing projects.

Any failure to meet our timelines to bring our nuclear fuel to market at scale, scale production efficiently or control manufacturing costs for our nuclear fuel could have a material adverse effect on our financial condition and on our ability to manufacture and market our nuclear fuel.

We have substantially completed the development of our TRISO-X fuel and irradiation testing is ongoing at the Idaho National Lab test facility. TRISO-X fuel is produced through a highly specialized batch manufacturing process. Scaling from pilot-scale production to commercial-scale production involves significant technical, production, and economic challenges. We have limited experience constructing and operating a facility of this scale and complexity, and our nuclear fuel has not previously been manufactured at commercial volumes. We may encounter unanticipated construction and scale-up challenges and delays. For example, we may experience delays due to supply chain disruptions, contractor performance issues, labor shortages, equipment procurement delays, regulatory issues, testing and quality results, adverse weather conditions or other factors. In addition, we do not yet know the actual scale-up efficiencies, throughput rates, or resulting costs we will achieve in commercial operations. If we do not meet sufficient manufacturing efficiency and factory throughput, our production costs could be significantly higher than anticipated and negatively impact our ability to commercialize our fuel technology.

Any significant delay, inability to produce fuel efficiently and cost effectively at scale, unexpected or significant increases in costs, and any adverse public reaction to developments in the use of nuclear power, or litigation or other legal proceedings could result in significant delays and cost overruns in the construction of our fuel facilities or production of our nuclear fuel and could adversely affect our ability to deploy, and our customers’ ability to operate, the Xe-100. Our ability to maintain our timeline related to nuclear fuel production, scale manufacturing of our TRISO-X fuel, increase production efficiencies, reduce costs and work to commercialize our fuel technology may vary significantly from our current forecasts depending on, among other things:

•
the results of our fuel qualification program, including ongoing fuel irradiation testing at the Idaho National Lab test facility;
•
the cost of continuing to optimize our fuel production process;
•
cost of licensing any subsequent fuel facilities;
•
the cost to construct and operate TX-1, TX-2 and subsequent fuel fabrication facilities, including potential construction delays;
•
the actual manufacturing efficiency, throughput rates, and yield we achieve at commercial scale;
•
the ability of customers to efficiently adopt and use TRISO-X fuel in their reactors;
•
continued demand for TRISO-X fuel;
•
changes in the focus and direction of our research and product development programs;
•
access to test facilities;
•
competitive and technological advances;
•
the cost of filing, prosecuting, defending, and enforcing claims with respect to patents;
•
maintaining our 40-year Special Nuclear Material License under 10 CFR and complying with the requirements of regulators and applicable laws and regulations;
•
our ability to improve and optimize the fuel manufacturing process;
•
adverse public reaction to the developments in the use of nuclear power or in our customers’ industries, including resulting in environmental litigation or other legal proceedings;
•
availability, staffing and training of qualified personnel to operate TX-1, TX-2 and any other TRISO-X fuel facilities;
•
the scalability of our TRISO-X fuel operations;
•
availability and cost of materials necessary for fuel manufacturing, including LEU, HALEU, graphite, process gases, and chemicals, among others; and
•
marketing and other costs associated with the commercialization of these technologies.

If we fail to achieve our projected manufacturing efficiencies, throughput rates, or production costs at TX-1, or cannot allocate or secure sufficient funding on acceptable terms to construct TX-2 or subsequent facilities, our ability to meet customer demand and expected revenues would be materially adversely affected. Any of the factors above and other factors could result in significant delays, cost increases, or our inability to produce TRISO-X fuel at the volumes and costs required to support Xe-100 deployment. Any material change to our assumptions, cost overruns, or other unexpected increases could have a material adverse effect on our expected revenues, gross margins, growth prospects, and results of operations. In addition, we expect to contract with third parties to supply them with TRISO-X fuel to the extent our customer timelines permit. Any such arrangements could face delays, regulatory or production constraints, or challenges meeting such third parties’ timelines, which could limit potential commercial opportunities or negatively affect customer relationships.

If we or our customers are unable to access HALEU, our ability to manufacture TRISO-X fuel will be adversely affected, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

Existing commercial nuclear infrastructure, including enrichment facilities and fuel fabrication facilities, were in most cases designed and are currently licensed to handle uranium in pellet and rod form, with enrichment up to 5% of the isotope Uranium 235 (LEU). Our fuel designs are based on a spherical pebble design composed of graphite, pyrolytic carbon and silicon carbide encapsulated uranium particles that have been enriched up to 15.5% for use in the Xe-100. This higher enriched uranium (greater than 5% but still below 20%) is known as HALEU. Supplying HALEU to our TX-1, TX-2 and any subsequent fuel fabrication facilities, which will manufacture the fuel for our SMRs, will require certain modifications to NRC licensing of existing commercial uranium enrichment facilities, none of which are owned or operated by us, along with the construction of our TX-1 and TX-2 facilities and construction and NRC licensing of any subsequent fuel fabrication facilities.

Presently, HALEU enrichment services are available only in limited quantities globally. In the U.S., HALEU can be sourced in limited quantities from the DOE, and a limited domestic supply from the private sector. In the private sector, we have entered into multiple enrichment contracts with suppliers that provide for the production and sale of HALEU and under which we have committed to purchase HALEU over several years. We also have a source of HALEU supply from the DOE. We were allocated HALEU from the DOE Office of Nuclear Energy’s HALEU Allocation Program in April 2025. The HALEU allocation is expected to provide a total supply of around 7.6 MTU which we estimate will be enough for our initial requirements for our first Xe-100 plant with Dow. Despite U.S. government initiatives designed to ensure initial HALEU quantities, including the establishment of the HALEU Availability Program to ensure access to HALEU for civilian domestic research, development, demonstration, and commercial use, the HALEU program is still in its early stages, and significant progress is required to achieve reliable and scalable production.

Government funding is subject to the political process, which is inherently unpredictable and can be highly competitive. The funding of government programs is dependent on budgetary limitations, congressional appropriations and administrative allotment of funds, all of which may be affected by changes in U.S. government policies resulting from various political developments, including efforts to negotiate an increase in, or suspension of, the debt ceiling. If an alternative commercial-scale supply of HALEU outside of Russia or China fails to materialize, including as a result of a lack of political support for the prioritization of the development of nuclear energy or otherwise, it may affect our or our customers’ ability to secure HALEU fuel in the future, which would materially adversely affect our business, financial condition, operating results and future prospects.

Our plant deployments depend on HALEU feedstocks released by the U.S. government or HALEU supplied by commercial suppliers for use in TX-1 and any subsequent fuel fabrication facilities and, ultimately, in reactors owned and operated by our partners. HALEU feedstocks from the U.S. government may initially be in the form of highly enriched uranium, or “HEU” (enriched above 20%), that will be down-blended to HALEU levels. HEU can be processed to HALEU by only a limited number of licensed U.S. third parties. These third parties do not currently produce commercial levels of HALEU and may require regulatory approvals and process changes in order to produce the HALEU we require. Our and our customers’ longer term fuel supply arrangements and subsequent fuel fabrication, whether related to X-energy’s TRISO-X fuel or other coated particle fuels we may manufacture for others, rely and are likely to continue to rely on commercial suppliers that do not yet produce and market HALEU, and which will require new or expanded production capacity and obtaining and maintaining NRC regulatory licenses in order to do so. There can be no assurance that any such supplier will secure or maintain the approvals it requires, complete any necessary development of its production capacity, or achieve commercial-scale production on the timeline we require or at all. Because the domestic enrichment industry is nascent, any supplier failure or delay could leave us unable to obtain replacement HALEU on comparable terms, on schedule, or at all. Therefore, our and our customers’ ability to obtain adequate long term HALEU supplies for our reactors on a predictable schedule and at a predictable cost may be impaired, and activities like fuel loading, testing, and ultimate operation of our SMRs may be delayed, and we and our customers may be exposed to cost and schedule uncertainty, all of which may materially adversely affect our fuel supply, our project timelines, our operations and the competitiveness of our SMRs. In certain circumstances, we have in the past and will in the future contract directly for HALEU with uranium enrichment companies on behalf of our customers to maintain development and delivery timelines. Although we would expect to pass the related costs through to customers, there is no assurance we will be able to do so, which could expose us to additional cost risk.

Any HALEU enrichment facility will need to secure NRC licenses to enrich uranium to HALEU levels. In February 2026, we received a Special Nuclear Material License from the NRC that establishes TX-1 as the first-ever Category II nuclear fuel facility licensed in the United States, enabling TRISO-X to commercially manufacture fuel using HALEU at its TX-1 site under an initial 40-year license. We plan to construct TX-2 on the same site, which will allow for the license to extend to both facilities. Any subsequent fuel fabrication facilities we build will require an NRC license to accept and fabricate HALEU into TRISO-X fuel. There is risk of relevant entities within the nuclear power industry being slow to make any required facility infrastructure modifications or to obtain, maintain or extend required licenses or approvals to enable such enrichment of HALEU fuel. Finally, there is a risk associated with possible negative public perception of uranium enrichment to greater than 5% that could potentially delay or hinder regulatory approval of our nuclear fuel designs. Should any of these events occur, our business would be materially adversely impacted.

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

Any actual or perceived safety issues at our facilities, those of our customers, or any nuclear facility around the world may result in significant reputational harm to our businesses; in addition, such safety issues at our or our customers’ facilities could result in enforcement proceedings brought by government regulators, tort liability, maintenance costs, increased safety infrastructure requirements and other costs that may arise. Such issues with our SMRs, facilities, or customer safety could result in delaying or canceling delivery of SMRs to our customers and decreased demand for our SMRs and fuel, increased regulation or other systemic consequences. Our inability to meet our safety standards or address adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operation.

In the nuclear industry, an accident or incident involving the mishandling of nuclear materials at any nuclear facility in the world can have an impact on other nuclear facilities around the world in terms of public acceptance, political pressures, and regulatory requirements and scrutiny. For example, the March 2011 accident at the Fukushima Daiichi plant in Japan resulted in millions of dollars in additional regulatory reviews and requirements for U.S. nuclear power plants. As a result of the Fukushima accident, some countries that were considering launching new domestic nuclear power programs delayed or cancelled the preparatory activities they were planning to undertake as part of such programs. If a safety incident occurs at any nuclear facility in the world, it could delay licensing and/or drive up costs to license or own our SMRs, adversely affect demand for our fuel, and negatively impact our business or financial condition.

We and our customers rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use. We and our third-party vendors may not be able to obtain sufficient materials or supplied components to meet our and our customers’ manufacturing and operating needs, or obtain such materials or components in a timely manner or on favorable terms or at expected costs.

We rely on a limited number of suppliers for certain materials and supplied components. We may not be able to obtain sufficient materials or supplied components to meet our or our customers’ manufacturing and operating needs, or obtain such materials in a timely manner or on favorable terms or at expected costs, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

We do not directly manufacture any of the components of our SMRs. Our ability to deliver our SMRs is dependent upon sufficient availability of raw materials and supplied components, including many highly technical components that are still under design, are being designed for first-of-a-kind or sole use in the Xe-100 and have not yet been qualified for use, are only produced by a limited number of suppliers and may be particularly susceptible to cost increases, supply chain disruptions or inflationary pressures. Any supply chain disruption incurred by our or our customers’ third party suppliers or degradation in the quality and processes of our or our customers’ manufacturer partners, may result in delays, cost overruns or impairments to the development of our reactors.

Certain materials, such as the graphite used to line our reactor cores, HALEU used in our TRISO-X fuel, and helium, which is used as a reactor coolant, are currently produced in limited quantities and currently available from a limited number of vendors, and, for certain materials, available production capacity is still developing. We are dependent on the ability of our supplier partners to scale their production output to meet the requirements of our forecast. If our supplier partners cannot establish or increase their production capacity or obtain and maintain necessary approvals to meet the demand, it could inhibit or result in delays in our ability to manufacture our reactors or TRISO-X fuel at the rates and in the time frames we require.

In certain instances, we have in the past and may in the future contract to procure long lead-time items, such as enrichment services and graphite, and engineering activities to support project timelines. While we currently expect to subsequently be reimbursed or compensated by our customers or, if a milestone is not achieved, to repurpose these items and activities across other projects, our results of operations may be harmed if we do not ultimately pass on the payments and purchase obligations to a current or future customer. Certain of these arrangements have in the past and likely will in the future include multi-year purchase commitments that commit us to purchasing volumes that may, under certain circumstances, mismatch our future needs, require us to make payments in advance of delivery that may not be fully recoverable, afford our suppliers flexibility as to delivery timing, and limit our ability to resell or otherwise use materials we do not consume. In addition, the pricing terms of these arrangements could, under certain conditions, result in our paying more than prevailing market prices. Any of the foregoing could increase our costs, disrupt our supply, leave us bearing amounts we are unable to recover or could cause us to experience delays in, or the inability to, manufacture our TRISO-X fuel or SMRs.

Certain key components of our SMR are currently manufactured outside the U.S. and we rely on the timely and cost-effective transportation of goods via ocean freight. Disruptions to global shipping networks, such as port congestion, vessel capacity shortages, labor strikes, extreme weather events, piracy, geopolitical tension (such as the conflict in the Middle East), or new environmental regulations could significantly delay shipments, increase transportation costs, or impair our ability to meet customer demand. If such disruptions occur, we may be unable to secure alternative transportation in a timely manner, which could adversely affect our supply chain, customer relationships and financial performance. Moreover, a major shipping accident could have a severe, negative impact on the delivery schedule and cost of our early projects, such as in the case of key components being lost at sea due to severe weather.

In addition, for certain materials, such as graphite, our current reliance on foreign suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials, and may result in our being susceptible to changes in geopolitical relationships. Additionally, the imposition of tariffs and impacts of inflation on raw materials or supplied components for our reactors could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost effective and timely manner. Such prolonged disruptions could also cause us to experience delays or modifications to project scopes or timelines, affect a customer’s final investment decision or reduce our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

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

While we attempt to mitigate these risks through diversification of our supplier base where possible, inventory management strategies, contracting to secure long-lead procurement items and contractual protections, there can be no assurance that these measures will be effective. Any significant disruption to our supply chain resulting from tariffs or trade policy changes could have a material adverse effect on our business, financial condition, and ability to meet projected deadlines and milestones.

We depend on key executives and management to execute our business plan and conduct our operations. A departure of key personnel could have a material adverse effect on our business.

Our success depends, in significant part, on the continued services of our senior management team. Our senior management team has extensive experience in the energy industry, including nuclear, and manufacturing industries, and we believe that their depth of experience is instrumental to our continued success. We have experienced the departure of members of our senior management team in the past and may experience departures in the future. The loss of any one or more members of our senior management team, for any reason, including resignation or retirement, could impair our ability to execute our business strategy and have a material adverse effect on our business and financial condition if we are unable to successfully attract and retain qualified and highly skilled replacement personnel.

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

The equipment, components, and materials used in a nuclear power plant and fuel fabrication facilities are subject to a heightened level of manufacturing and quality assurance scrutiny, in compliance with NRC regulations, applicable codes and nuclear industry standards. Moreover, it is critical to demonstrate in facility design and development that the materials used in the reactor facility, which will be exposed to radioactive materials, perform in accordance with necessary design parameters. The heightened manufacturing and quality assurance requirements and regulatory oversight limit the number of potential suppliers from whom we can procure many types of equipment, components, and materials used in our reactors and within TX-1, as well as the types of facilities where we can test certain materials. We may not be able to obtain sufficient materials or supplied components to meet our manufacturing and operating needs, or obtain such materials on favorable terms, which could impair our ability to fulfill our orders in a timely manner or increase our costs of production.

Our suppliers’ ability to manufacture components for our fuel fabrication facilities is dependent upon sufficient availability of materials and possibly other supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use in our fuel fabrication facilities. Supply chain disruption incurred by our third-party suppliers or degradation in the quality and processes of our manufacturer partners, has in the past and may in the future result in delays, cost overruns or impairments to the development of our fuel fabrication facilities.

These suppliers and the key materials and essential components may be particularly vulnerable to price increases, as a result of supply and demand dynamics, inflation, the current administration’s implemented tariffs and related uncertainties, and other price pressures. As a result, supplier delays, unexpected performance testing results, issues in the manufacturing process or procuring necessary materials or equipment, international procurement needs, regulatory compliance issues, component qualification issues or delays, increases in costs as a result of inflation or otherwise, and geopolitical considerations can all impact our ability to perform necessary R&D, assist a customer in licensing a reactor, license our fuel fabrication facilities, assist customers in constructing and operating an X-energy reactor design, or construct and operate fuel fabrication facilities. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled projects, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

Our business is subject to the risks of earthquakes, fire, floods and other natural catastrophic events, global pandemics, and interruptions by man-made problems, such as network security breaches, computer viruses or terrorism. Material disruptions of our business or information system resulting from these events could adversely affect our operating results.

We are vulnerable to damage from catastrophic events, such as natural disasters, global pandemics, power loss, and similar unforeseen events beyond our control. Catastrophic events could disrupt our business operations, reduce or restrict our supply of products and services, incur significant costs to protect our employees and facilities, or result in regional or global economic distress, which may materially and adversely affect our business, financial condition, operating results and future prospects. Actual or threatened war, terrorist activities, political unrest, civil strife, and other geopolitical uncertainty could have a similar adverse effect on our business, financial condition, and results of operations. Any one or more of these events may adversely affect our operating results, which could materially and adversely affect our business and financial condition.

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

The rapidly evolving use of AI in our industry presents significant risks. If we fail to adopt, manage, govern, and otherwise use AI responsibly or use it as effectively as our competitors, our brand, regulatory approvals, operations, and financial results could be adversely affected.

We currently use and expect to continue to explore the usage of third-party AI or machine learning (“ML”) platforms, offerings and tools, including AI chatbots and generative AI products (“AI/ML Technology”), in our internal operations. For example, we have internal proprietary AI tools that are utilized by our employees. In addition, we announced in July 2026 that we are a founding member of the Prometheus project and, as such, will work with other members to accelerate advanced nuclear deployment through the use of AI. Our participation in multi‑party AI initiatives may increase our dependence on third‑party tools and methodologies and could expose us to risks arising from consortium partners’ governance, data practices, or technical performance.

The use of AI/ML Technology presents various risks. For example, the development and use of AI/ML Technology presents data privacy and data security risks that may impact our business. AI/ML Technology is subject to data privacy and data security laws, as well as increasing regulation and scrutiny. The use of AI/ML Technology and third-party open-source AI tools by our employees and consultants poses risks relating to the protection of data, including the potential exposure of proprietary, personal, confidential or otherwise protected information to unauthorized recipients and the misuse of our or third-party intellectual property. Joint development efforts and shared AI platforms may also increase the complexity of managing data access rights and protecting sensitive information. Use of AI tools may result in allegations or claims against us related to a violation of third-party intellectual property rights, unauthorized access to or use of proprietary information and failure to comply with open-source software requirements.

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

Several jurisdictions around the world, including Europe, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws and policies governing the development, deployment and use of AI/ML Technology. In Europe, the EU AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach based on a percentage of worldwide annual turnover. In the U.S., at the federal level the regulatory framework for AI Technologies faces significant uncertainty with the approach to AI/ML Technology regulation shifting between presidential administrations. At the U.S. state level, many states have enacted legislation governing various aspects of AI/ML Technology, including California, Texas, and Colorado, creating a patchwork of regulations and a complex compliance challenge.

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

The use of third-party AI/ML Technology by our business partners and employees with access to our confidential information, including trade secrets, has increased in the past and we expect will continue to increase. This could lead to the misuse or disclosure of such information, which could negatively impact us, including our ability to realize the benefits of our intellectual property. The use of AI/ML Technology by us and/or our business partners may lead to cybersecurity risks, which could have a material adverse effect on our operations and reputation as well as the operations of any of our business partners. Finally, the use of AI/ML Technology also presents emerging ethical issues, and if our use of third-party AI/ML Technology becomes controversial, we may experience brand or reputational harm or legal liability or we may be at a competitive disadvantage. Participation in external AI initiatives could further expose us to reputational risk if consortium outputs, methodologies, or partners’ practices are subject to public criticism or regulatory challenge.

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

The market for Gen IV advanced nuclear reactor designs such as the Xe-100 has not yet been established. SMRs utilizing advanced nuclear technologies have limited operational history and have not been proven at scale. Estimates for the total addressable market and our expectations, inclusive of recent updates, with regard to any illustrative economics are based on a number of internal and third-party estimates, including our potential contracted revenue, the number of potential customers who have expressed interest in our SMRs, assumed prices and production and regulatory costs for our SMRs, our ability to leverage our current logistical and operational processes, assumptions regarding our technology and general market conditions. However, our assumptions and the data underlying our estimates may not be correct and the conditions supporting our assumptions or estimates may change at any time, reducing the predictive accuracy of these underlying factors. As a result, our expected performance and estimated economics, any estimates of the annual total addressable market and serviceable addressable market for our services, as well as the expected growth rate for the total addressable market and serviceable addressable market for our services, may prove to be incorrect.

In addition, our models and estimates assume an anticipated plant life of 60 years. However, the licenses we or our customers receive from the NRC and other government authorities are limited to an initial term of 40 years, which is the maximum initial licensing term currently permitted. There is no assurance that we will be able to obtain license renewals or extensions, and if we are unable to do so, our reactors may be required to cease operations before the end of their useful lives, which could reduce the economic return of our projects, adversely affect customer demand, and negatively impact our business, financial condition, operating results and future prospects.

Our cost estimates are highly sensitive to broader economic factors, and our ability to control or manage our costs may be limited.

Capital and operating costs for the deployment of a first-of-a-kind reactor such as the Xe-100 and our TRISO-X fuel are difficult to project, inherently variable and are subject to significant change based on a variety of factors, including site specific factors, customer offtake requirements, regulatory oversight, operating agreements, supply chain availability, raw material costs, local labor rates, inflation, detailed design, engineering and other factors. Opportunities for cost reductions with subsequent deployments are similarly uncertain. To the extent cost reductions are not achieved within the expected timeframe or magnitude, the Xe-100 and TRISO-X fuel may not be cost competitive with alternative technologies, which could materially and adversely affect our expected revenues, gross margins and any estimates of unit economics we may provide.

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

We believe our ability to compete successfully in designing, engineering and manufacturing our products and services at significantly reduced costs to customers does and will depend on a number of factors that may change in the future due to increased competition, our ability to meet our customers’ needs, changes in the prices of raw materials and the frequency and availability of our offerings. If we are unable to compete successfully, our business, financial condition, operating results and future prospects would be adversely affected.

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

U.S. electricity markets are heavily regulated at the federal, state and local levels. Many U.S. electricity markets price electric energy, capacity, and/or ancillary services on a competitive basis, with market prices subject to substantial fluctuations. Other markets require that power purchase decisions by electric utilities be subject to various competitiveness or prudence tests. As a result of competitive pressures, some electricity markets experience low marginal energy prices at certain times due to a combination of subsidized generating resources, competitors with low cost or no cost fuel sources, or market design features that create incentives for certain attributes or deliver revenue in unpredictable ways over time, and X-energy may not be able to compete in these markets unless the benefits of the low carbon, reliable and/or resilient energy generation provided by the Xe-100 and our TRISO-X fuel are sufficiently valued. Even in electricity markets that price reliable capacity on a long term basis, there is no guarantee that our customers’ Xe-100 units will be sufficiently low cost so as to clear auction style capacity markets, and clearing a capacity auction in any one year is no guarantee of clearing in successive years.

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

The direct and indirect impact on us and our customers from severe weather and other effects of climate change and the economic impacts of the transition to non-carbon based energy, could adversely affect our financial condition, operating results, and cash flows.

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

Our business plan benefits, in part, on our ability to anticipate industry, business and technology trends that help businesses to become more competitive and profitable. X-energy serves as both a reactor technology provider and a fuel fabrication provider. In addition to licensing our Xe-100 technology, we expect to also receive fees for coordinating assembly and construction support with customers and anticipated blue-chip third-party vendors. We also intend to leverage our knowledge and expertise in regulatory licensing, construction, procurement, operations, maintenance and other processes to provide customers with a full suite of services from the development of a project, and ultimately for the operating life of the reactors. To remain competitive, we will need to continue to develop and improve services and products for our customers that distinguish us from our competitors. We also will need to identify new and evolving technologies that will gain acceptance in the marketplace and develop relationships with new leaders in technology as they emerge. If we fail to accomplish these objectives, we may be unable to compete effectively for new engagements, which may cause our revenues and profitability to decline. We may also invest resources in developing new services that are not competitive or that do not gain wide acceptance from our customers, which may cause our profitability to decline. When providing innovative services that distinguish us from our competitors, we expect to be able to obtain higher margin fees. Over time, however, if our competitors begin to offer services that we may have developed or pioneered, we may experience decreases in the amount of fees we can charge for these services.

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

Any significant changes to our design may require additional engineering, testing, and regulatory review, which could result in increased costs, delays in our development timeline, or the need to repeat certain qualification or licensing activities. Design changes may also impact our ability to achieve standardization, scale manufacturing, or meet previously communicated timelines, performance, safety, or cost targets. Furthermore, customers or partners may delay purchase decisions or require renegotiation of terms in response to design changes, which could adversely affect our business prospects and financial condition.

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

We and our customers are subject to a wide variety of complex laws and regulations relating to various aspects of our business, including with respect to the use, possession and manufacturing of radioactive materials; design, manufacture, operations, marketing and export of nuclear technologies; employment and labor; tax; data security of the operational and information technology we use; the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery laws; health and safety; and zoning and environmental issues. All of our facilities and our customers’ projects are subject to various regulations regarding matters such as human health and safety, including, among others, wastewater, stormwater, air emissions, investigation and cleanup of contaminated sites, and storage of hazardous materials, including petroleum. We must also comply with the Occupational Safety and Health Act (“OSHA”). Laws and regulations at the international, federal, state and local levels frequently change and are often interpreted in different ways, especially in relation to new and emerging industries, and we cannot reasonably predict the impact from, or the ultimate cost of compliance with, current or future law or regulatory or administrative changes. We cannot guarantee that our measures to monitor these developments and the time and resources we spend to comply with these laws, regulations, and guidelines will be satisfactory to regulators or other third parties, such as our customers, who are also subject to extensive government regulation. Our efforts to comply with new and changing laws and regulations may result in increased general and administrative expenses and a diversion of management time and attention. Our insurance and compliance costs may increase as a result of changes in environmental, health and safety laws and regulations or changes in enforcement. Moreover, changes in law or the interpretation of existing laws, the imposition of new or additional regulations, or the enactment of any new or more stringent legislation that impacts our business could require us to change the way we operate and could have a material adverse effect on our sales, profitability, cash flows, financial condition, and lead to regulatory delays that could impact our ability to obtain licenses, certificates, authorizations, permits, approvals, and/or certifications from regulatory agencies (collectively “Regulatory Approvals”).

Failure to comply with laws, regulations or Regulatory Approvals may result in civil, criminal or administrative enforcement actions and penalties, the imposition of remedial obligations, installation of additional pollution control equipment, the issuance of orders enjoining our operations, private lawsuits, liability for property damage and personal injuries, or the suspension or revocation of those Regulatory Approvals, any of which would have a negative impact on our or our customers’ business and could prevent us from operating our business. With respect to our TX-1 fuel fabrication facility, we require regulatory approval from the NRC to construct and operate the facility under a nuclear materials license, in addition to local and state permitting requirements. While we have already obtained NRC approval for our TX-1 fuel fabrication facility (which will also cover our TX-2 fuel fabrication facility planned for the same site), we must comply with the requirements to maintain this approval and may need to extend the license in the future. Any of these Regulatory Approvals may be subject to denial, revocation or modification under various circumstances, including:

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

We must comply with laws and regulations relating to the formation, administration, and performance of U.S. government contracts, which affect how we do business. Such laws and regulations have in the past and may in the future impose added costs on our business and our failure to comply with those laws and regulations may lead to civil or criminal penalties, including termination of our U.S. government contracts, including the ARDP Agreement, and/or suspension or debarment from contracting with federal agencies. Some significant laws and regulations that affect us include:

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

In addition, the U.S. government adopts new laws, rules, and regulations from time to time that have in the past and could in the future have a material impact on our results of operations. Adverse developments in legal or regulatory proceedings on matters relating to, among other things, cost accounting practices and compliance, contract interpretations and statute of limitations, could also result in materially adverse judgments, settlements, withheld payments, penalties, or other unfavorable outcomes.

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

We must obtain governmental licenses to possess and use radioactive materials, including isotopes of uranium, in our fuel fabrication facility operations. Failure to obtain or maintain, or delays in renewing, such licenses could impact our ability to fabricate TRISO-X fuel for our customers, who will initially be reliant on us for TRISO-X fuel, and have a material adverse effect on our business, financial condition and results of operation.

In February 2026, TRISO-X received an initial 40-year Special Nuclear Material License under 10 CFR Part 70 from the NRC enabling TRISO-X to commercially manufacture X-energy’s TRISO-X fuel at TX-1, a facility intended to manufacture the fuel for our reactor designs and for other advanced reactor designs that utilize coated particle fuel. This license will also cover our TX-2 facility that is currently planned to be built on the same site. Failure to maintain compliance with the NRC license during construction and operation of TX-1 or to appropriately extend such license could interfere with or prevent provision of our TRISO-X fuel to initial and subsequent Xe-100 reactors, inhibit interest in our reactors by future customers, impair our ability to produce and market our TRISO-X fuel, or impact our plans for TX-2, our second facility. We also face the risk that the NRC could impose conditions in future extensions of the license that are not acceptable to us, which could materially and adversely affect our business and the commercial viability of our nuclear fuel products.

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

The operations of our planned fuel fabrication facilities in Tennessee, and any future fuel fabrication facilities, are and will be highly regulated by U.S. federal and state level governmental authorities, including the NRC as well as the State of Tennessee and any other state jurisdictions in which we may establish operations. Our operations could be significantly impacted by changes in government policies and priorities.

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), NRC’s regulations and conditions of licenses, certificates of compliance, and orders. The NRC has authority to impose civil penalties (the maximum amount of which is subject to adjustment annually to account for inflation) or additional requirements and to order cessation of operations for violations of these requirements. Penalties under the NRC regulations and applicable agency guidelines could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements also could adversely affect our results of operations and financial condition.

TX-1 and TX-2 in Oak Ridge, Tennessee will also be regulated by the State of Tennessee pursuant to Atomic Energy Act authority transferred under the NRC’s Agreement State Program and applicable state laws and regulations. Any future fuel fabrication facilities will be highly regulated in the location in which they are located.

Additionally, certain aspects of our current fuels R&D activity, primarily related to process improvements, are taking place within DOE’s Oak Ridge National Laboratory (separate and apart from our TX-1 within the City of Oak Ridge). These activities are subject to DOE regulation and contractual requirements. Changes to those requirements could also materially affect our operations.

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

The Xe-100 design has not yet been approved or licensed for use at any site by the NRC or any other national regulatory body, and approval or licensing of these designs is not guaranteed. Under the Atomic Energy Act and the implementing NRC regulations, members of the public, including state, local or tribal governments, have the right to request a public hearing or file a petition to intervene in connection with the NRC’s review of a license or permit application. Such requests may oppose the issuance of a license or permit in whole, or challenge specific aspects of the application or the NRC’s review. These proceedings can be complex and time-consuming, requiring the devotion of significant management attention and incur substantial legal and technical expenses to prepare responses, participate in hearings and address intervenor contentions. These proceedings may also delay or prevent the issuance of required Regulatory Approvals for any of our or our customer’s projects, including our fuel fabrication facilities or a customer’s Xe-100. The outcome of such proceedings is inherently uncertain and could result in the imposition of additional licensing conditions, or, in some cases, the denial of a Regulatory Approval. Any such delays or adverse outcomes could materially affect the timing, cost and feasibility of the projects and operations. Additionally, these hearing processes may also have adverse impacts on the local population’s perception of the safety of our facilities adversely impacting their timely deployment and efficient operations.

For example, Waterkeepers, an advocacy group, filed a petition to intervene and request a hearing in connection with the pending application for a construction permit for one of our customer’s projects. The petition challenged certain safety and environmental findings contained in the construction permit application. While the NRC’s Atomic Safety and Licensing Board initially admitted for litigation two contentions concerning financial qualifications in January 2026, it ultimately denied Waterkeepers motion to file a new contention, granted our customer’s motion to dismiss and terminated the proceeding in June 2026. While this proceeding was ultimately dismissed, future intervention petitions or similar challenges to regulatory approvals for our projects or our customers’ projects could result in significant delays, increased costs, or denial of necessary permits and licenses, which would materially adversely impact our business.

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

Our business is capital intensive. We expect that significant additional capital will be needed in the future to continue our planned operations, including commercialization efforts, expanded research and development activities, investment in our customers’ projects, long lead time procurement items, risk-sharing arrangements, and costs associated with operating as a public company. To raise capital, we may enter into financing arrangements that may be costly or impose certain restrictive covenants or otherwise restrict our ability to seek additional leverage or financing. We may also seek to sell Class A common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Class A common stock, convertible securities or other equity securities, investors may be materially diluted by subsequent sales. Such sales may also result in material dilution to our existing stockholders, and new investors could gain rights, preferences and privileges senior to the holders of our Class A common stock. Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Our corporate expenditures are subject to numerous risks and uncertainties.

Our current and future operating expenses are uncertain and impacted by various factors, some of which are outside of our control, including rising costs and other impacts of inflation, evolving regulatory requirements, cost of procuring long lead time items, increases in the size of our workforce, raw material availability, global conflicts, global supply chain challenges and component manufacturing and testing uncertainties, among other factors. Accordingly, it is possible that our overall expenses and related outspend could be higher than the levels we currently estimate, and any increases could have a material adverse effect on our business, financial condition, operating results and future prospects.

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

We expect to continue to incur operating losses for the foreseeable future, and we will need additional capital from external sources, including ARDP. Any delays or setbacks we may experience related to our first commercial delivery or in manufacturing fuel as well as any failure to obtain final investment decisions for future orders could have a material adverse effect on our business, price of Class A common stock, results of operations, and financial condition and could harm our reputation. We may be required to cease operations or seek partners on terms that are less favorable than might otherwise be available. In the absence of additional capital, we may also be required to enter into agreements with potential customers on terms that are less favorable than might otherwise be available. If we are unable to continue to secure capital to fund our operations, we may be required to take additional measures to reduce costs in order to conserve our cash in amounts sufficient to sustain operations and meet our obligations. These measures may significantly alter our business plan and could cause significant delays in the development of our products.

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

From time to time, we communicate expected milestones, development objectives, project timelines and other operational expectations regarding our business, including relating to reactor development, licensing activities, construction timelines, manufacturing readiness, testing, supply chain development, customer project schedules, regulatory submissions and approvals, commercial deployment timing and strategic partnerships. These statements reflect our current plans and assumptions and are inherently subject to significant risks and uncertainties, many of which are beyond our control.

Our ability to achieve these milestones, development objectives, project timelines and other operational expectations may be affected by numerous factors, including delays in regulatory review or approvals, supply chain constraints, fuel availability limitations, manufacturing or design challenges, financing constraints, changes in government funding or policy, contractor or vendor performance issues, customer delays, and other technical, operational or commercial challenges.

Many of our anticipated milestones relate to first-of-a-kind nuclear technology, complex regulatory processes and multi-party project execution efforts that involve substantial uncertainty. As a result, our actual progress, timing and outcomes may differ materially from our publicly disclosed expectations, and we may revise, delay or abandon certain milestones, development objectives, project timelines or other operational expectations. If we fail to achieve, or experience delays in achieving, announced objectives, our reputation, customer relationships, strategic partnerships and market credibility could be harmed, and the market price of our Class A common stock could be adversely affected.

Our financial results may vary significantly from quarter to quarter.

We expect our revenue and operating results to vary from quarter to quarter. We may incur significant operating expenses during the startup and early stages of large contracts and may not be able to recognize corresponding revenue in that same quarter. We may also incur additional expenses when contracts are terminated or expire and are not renewed. In addition, our ability to forecast quarterly results is inherently limited because many key drivers of revenue, cost, and project timing depend on factors outside our control.

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

XERC continues to be treated as a partnership for U.S. federal income tax purposes and, as such, generally will not be subject to any entity-level U.S. federal income tax. Instead, any taxable income of XERC will be allocated to holders of Common Units, including us. Accordingly, we incur income taxes on our allocable share of any net taxable income of XERC. Under the terms of the XERC LLC Agreement, XERC will be obligated, subject to various limitations and restrictions, to make tax distributions to holders of Common Units, including us. In addition to tax expenses, we also incur expenses related to our operations, including payments under the Tax Receivable Agreement, which we expect will be significant. We intend, as its managing member, to cause XERC to make cash distributions to the holders of Common Units in an amount sufficient to (i) fund all or part of their tax obligations in respect of taxable income allocated to them and (ii) cover our operating expenses, including payments under the Tax Receivable Agreement. However, XERC’s ability to make such distributions may be subject to various limitations and restrictions, such as restrictions on distributions that would either violate any contract or agreement to which XERC is then a party, such as debt agreements, or any applicable law, or that would have the effect of rendering XERC insolvent. If we do not have sufficient funds to pay tax or other liabilities, or to fund our operations (including, if applicable, because of an acceleration of our obligations under the Tax Receivable Agreement), we may have to borrow funds, which could materially and adversely affect our liquidity and financial condition, and subject us to various restrictions imposed by any lenders of such funds. To the extent we are unable to make timely payments under the Tax Receivable Agreement for any reason, such payments generally will be deferred and will accrue interest until paid; provided, however, that nonpayment for a specified period may constitute a material breach under the Tax Receivable Agreement resulting in the future payments under the Tax Receivable Agreement for each taxable year after any such material breach being calculated utilizing certain deemed exchanges and valuation assumptions. In addition, if XERC does not have sufficient funds to make distributions, our ability to declare and pay cash dividends will also be restricted or impaired, although we do not anticipate declaring or paying any cash dividends on our Class A common stock in the foreseeable future.

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

In connection with our initial public offering (“IPO”), we entered into a Tax Receivable Agreement with XERC and the TRA Holders. Under the Tax Receivable Agreement, we are required to make cash payments to the TRA Holders equal to 85% of the cash tax savings, if any, that we actually realize, or in certain circumstances are deemed to realize, as a result of:

(i) the tax basis adjustments expected to be obtained by X-Energy, Inc. resulting from (a) any future redemptions or exchanges of Common Units from the TRA Holders; (b) certain distributions (or deemed distributions) by XERC; and (c) payments made under the TRA (“Basis Adjustments”);

(ii) (a) the tax basis in certain assets of XERC and certain of its direct or indirect subsidiaries (including assets that will eventually be subject to depreciation or amortization once placed in service) that is obtained by X-Energy, Inc., in connection with and is attributable to a Common Unit exchanged or redeemed by a TRA Holder, including with respect to Common Units contributed to X-Energy, Inc. by a TRA Holder in connection with the IPO and (b) the tax basis obtained by X-Energy, Inc. in connection with the IPO as a result of existing tax basis in certain assets of XERC and certain of its direct or indirect subsidiaries, including assets that will eventually be subject to depreciation or amortization, once placed in service (“Existing Basis”);

(iii) (a) the share of tax basis (including under Sections 734(b), 743(b) and 754 of the Internal Revenue Code of 1986, as amended, (the “Code”) and Section 1.743-l(h) of the Treasury Regulations and, in each case, the comparable sections of U.S. state and local tax law) of certain of the assets of XERC and each of its direct or indirect subsidiaries that is treated as a partnership or disregarded entity for U.S. federal, and applicable state and local, income tax purposes (but excluding any such subsidiary to the extent it is directly or indirectly held by or through any entity treated as a corporation for U.S. federal, and applicable state and local, income tax purposes) that are amortizable under Section 197 of the Code or that are otherwise amortizable or depreciable for U.S. federal income tax purposes, in each case, attributable to the Common Units acquired by us from the Blocker Companies in the Blocker Mergers and (b) net operating losses (and carryforwards thereof), capital losses (and carryforwards thereof), disallowed interest expense carryforwards under Section 163(j) of the Code and credit carryforwards of the Blocker Companies relating to taxable periods ending on or prior to the date of this offering, but, in the case of clause, (b) excluding any tax attribute of a Blocker Company that is used to offset taxes of such Blocker Company, if such offset taxes are attributable to taxable periods (or portion thereof) ending on or prior to the date of the Blocker Mergers (“Blocker Tax Attributes”); and

(iv) Interest Deductions (as defined below).

We are required to make such payments to the TRA Holders even if all of the TRA Holders were to exchange or redeem their remaining Common Units. “Interest Deductions” means deductions attributable to imputed interest and other payments of interest by X-Energy, Inc. pursuant to the Tax Receivable Agreement.

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

Our organizational structure, including the Tax Receivable Agreement, confers certain benefits upon the Continuing Equity Owners that do not benefit holders of our Class A common stock to the same extent that it benefits the Continuing Equity Owners.

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

Payments under the Tax Receivable Agreement will be based on the tax reporting positions that we determine, and the Internal Revenue Service (“IRS”), or another tax authority, may challenge all or part of the Basis Adjustments, Existing Basis, Blocker Tax Attributes, Interest Deductions or other tax benefits we claim, as well as other related tax positions we take, and a court could sustain such challenge. If the outcome of any such challenge would reasonably be expected to materially and adversely affect the rights and obligations of TRA Holders under the Tax Receivable Agreement, then we are not permitted to settle such challenge without the consent (not to be unreasonably withheld or delayed) of the TRA Holders. The interests of the TRA Holders in any such challenge may differ from or conflict with our interests and your interests, and the TRA Holders may exercise their consent rights relating to any such challenge in a manner adverse to our interests and your interests. We will not be reimbursed for any cash payments previously made to the TRA Holders under the Tax Receivable Agreement in the event that any tax benefits initially claimed by us and for which payment has been made to a TRA Holder are subsequently challenged by a taxing authority and are ultimately disallowed. Instead, any excess cash payments made by us to a TRA Holder will be netted against future cash payments, if any, that we might otherwise be required to make to such TRA Holder, under the terms of the Tax Receivable Agreement. However, we might not determine whether we have effectively made an excess cash payment to a TRA Holder for a number of years following the initial time of such payment. Moreover, the excess cash payments we made previously under the Tax Receivable Agreement could be greater than the amount of future cash payments against which we would otherwise be permitted to net such excess. The applicable U.S. federal income tax rules for determining applicable tax benefits we may claim are complex and factual in nature, and there can be no assurance that the IRS or a court will agree with our tax reporting positions. As a result, payments could be made under the Tax Receivable Agreement significantly in excess of any actual cash tax savings that we realize in respect of the tax attributes with respect to a TRA Holder that are the subject of the Tax Receivable Agreement.

The commencement of payments under the Tax Receivable Agreement in the case of an early termination or the application of certain valuation assumptions under the Tax Receivable Agreement in the case of certain changes of control or a material breach may negatively impact the value received by owners of our Class A common stock.

The Tax Receivable Agreement provides that if we elect an early termination of the Tax Receivable Agreement, X-Energy, Inc.’s obligations with respect to the Tax Receivable Agreement would be accelerated and based on certain assumptions, including that we (or our successor) would have sufficient taxable income to fully utilize the benefits arising from the increased tax deductions and tax basis and other benefits covered by the Tax Receivable Agreement. In the event of certain changes of control, or a material breach (as defined in the TRA) by X-Energy, Inc., including an insolvency event, the calculation of certain future payments made under the tax receivable agreement will utilize certain valuation assumptions, including that (i) in the case of a change of control, Common Units that have not been exchanged are deemed exchanged for the market value of the shares of our Class A common stock at the time of the change of control and (ii) in either case, X-Energy, Inc. will have sufficient taxable income to fully utilize the tax attributes covered by the Tax Receivable Agreement. Such payments may significantly exceed the actual benefits X-Energy, Inc. realizes in respect of the tax attributes subject to the Tax Receivable Agreement. Consequently, it is possible, in these circumstances, that the actual cash tax savings realized by us may be significantly less than the corresponding tax benefit payments under the Tax Receivable Agreement. We expect that the payments that we may make under the Tax Receivable Agreement following a change of control will be substantial and may be in excess of 85% of X-Energy, Inc.’s actual cash tax benefits. X-Energy, Inc.’s accelerated payment obligations and/or assumptions adopted under the Tax Receivable Agreement may negatively impact the value received by owners of our Class A common stock in a change of control transaction.

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

On July 4, 2025, the President signed into law the OBBBA, a sweeping tax and spending law that makes permanent many provisions of the 2017 Tax Cuts and Jobs Act, while introducing new tax policies and restructuring others. While certain provisions may be favorable to us, such as modifications to corporate tax rates, deductions, credits, treatment of foreign income, and expensing rules, others may introduce new complexity and audit risk. We will continue to monitor the potential impact of the OBBBA. Because tax laws are dynamic and often retroactive or uncertain in interpretation, projected tax liabilities may differ significantly from eventual obligations. The net impact remains uncertain, and misapplication of the new rules could lead to materially adverse outcomes.

We regularly assess tax-related matters to determine the adequacy of our tax provision. If current tax strategies are ineffective or not in compliance with domestic and international tax laws, our financial position, operating results, and cash flows could be adversely affected.

Risks Related to Ownership of our Class A common stock

The stock price of our Class A common stock may be volatile or may decline regardless of our operating performance, and you could lose all or part of your investment.

There was no public market for our Class A common stock prior to our IPO, and an active trading market for our Class A common stock may not develop or be sustained. We cannot predict the prices at which our Class A common stock will continue to trade. The market prices of the securities of newly public companies such as us, particularly in the nuclear industry, have historically been highly volatile. The market price of our Class A common stock has in the past and may in the future fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•
overall performance of the equity markets and the performance of nuclear companies in particular;
•
variations in our operating results, cash flows, and other financial metrics and non-financial metrics, and how those results compare to analyst expectations;
•
changes to our milestones, development objectives, project timelines and other operational metrics;
•
changes in the financial projections we may provide to the public or our failure to meet these projections;
•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•
recruitment or departure of key personnel;
•
the economy as a whole and market conditions in our industry;
•
negative publicity related to problems in our manufacturing or design process or timeline to commercialization, the real or perceived quality of our reactor design and fuel, as well as the failure to timely launch new products or services that gain market acceptance;
•
rumors and market speculation involving us, other companies in our industry or our regulators;

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

All of the shares of Class A common stock sold in our IPO, including under the Directed Share Program, are freely tradable without restrictions or further registration under the Securities Act except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”), would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below.

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

When the applicable lock-up and market standoff periods described above expire, we and our security holders subject to a lock-up agreement or market standoff agreement will be able to sell our shares in the public market subject to compliance with Rule 144. In addition, J.P. Morgan Securities LLC on behalf of the underwriters, may, in its sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period and, in such event, certain other stockholders may have pro rata release rights. Sales of a substantial number of such shares upon expiration of the lock-up and market standoff agreements, or the perception that such sales may occur, or early release of these agreements, could cause our market price to fall or make it more difficult for you to sell your Class A common stock at a time and price that you deem appropriate.

Holders of our Class B common stock also hold and have rights to redeem XERC common units (“XERC Common Units”) for shares of our Class A common stock. Each holder of our Class B common stock holds an equal number of XERC Common Units. Subject to the terms of XERC’s Eighth Amended and Restated Operating Agreement, such holders have the right to have XERC redeem their XERC Common Units for shares of Class A common stock on a one-for-one basis. Upon any such redemption or exchange of XERC Common Units, the corresponding shares of our Class B common stock held by such holder is required to be surrendered and immediately canceled. As of August 11, 2026, we have 118,907,374 outstanding of each of XERC’s Common Units and our Class B common stock outstanding.

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

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market, and our competitors. We do not have any control over these analysts. As a new public company, the analysts who publish information about our Class A common stock have had relatively little experience with our business, which could affect their ability to accurately forecast our results and make it more likely that we fail to meet their estimates. If industry analysts cease coverage of us, the trading price for our Class A common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, our Class A common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

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

In connection with the preparation of our consolidated financial statements for the years ended December 31, 2025, 2024, and 2023, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

For the years ended December 31, 2025, 2024, and 2023, the material weakness primarily relates to the following matter that is relevant to the preparation of our consolidated financial statements:

•
We lacked a sufficient complement of accounting and financial reporting personnel to analyze and interpret complex technical agreements and related valuations and ensure that we record and disclose transactions appropriately.

The material weakness described above was not remediated during the year ended December 31, 2025 or during the six months ended June 30, 2026, and if not remediated in the future, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

As a public company, beginning with our second annual report, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Though we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404(a) until our second annual report, we are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. In the future, when we are no longer an emerging growth company and are otherwise required to comply with Section 404(b), our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial costs and expend significant management efforts.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 is and will continue to be time consuming and costly. If, during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that the existing material weakness has not been remediated, our management will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As a public company, we incur, and particularly after we are no longer an emerging growth company will incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform, the Consumer Protection Act, the requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

In addition, after we no longer qualify as an “emerging growth company,” as defined under the JOBS Act, we expect to incur additional management time and cost to comply with the more stringent reporting requirements applicable to companies that are deemed accelerated filers or large accelerated filers, including complying with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of compiling the system and processing documentation needed to comply with such requirements. We may not be able to complete our evaluation, testing and any required remediation in a timely fashion. In that regard, we currently do not have an internal audit function, and we will need to hire or contract for additional accounting and financial staff with appropriate public company experience and technical accounting knowledge.

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

We qualify as an emerging growth company, as defined in the JOBS Act. Under the JOBS Act, emerging growth companies can delay adopting new or revised financial accounting standards until such time as those standards apply to private companies. We have elected to take advantage of this extended transition period under the JOBS Act for adopting new or revised financial accounting standards.

For as long as we continue to be an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including presenting only limited selected financial data and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes Oxley Act. As a result, our shareholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual revenue exceeds $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt securities during any three-year period, or if before that time we are a “large accelerated filer” under U.S. securities laws. We cannot predict if investors find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive, as a result, we may have a less active trading market for our Class A common stock and our share price may be more volatile.

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

Warrant Exercise

In conjunction with a guarantee to the Bank of New York Credit Facility, the Company issued $10.0 million of warrants (the “June 2022 Warrants”) to Ghaffarian Enterprises, a related party, on June 30, 2022. On April 23, 2026, Ghaffarian Enterprises exercised the June 2022 Warrants, which were converted into 1.0 million units of XERC Series C preferred units.

Conversion of PIUs

Before the Reorganization Transactions, we granted equity awards in the form of Class B common units of Management LLC intended to qualify as profits interests within the meaning of applicable tax guidance. In connection with the Company’s IPO, on April 23, 2026, Management LLC effectuated a recapitalization of all of its then-existing equity into a single class of common units, with the common units resulting from the recapitalization of Class B common units subject to the same vesting conditions, if any, of such Class B common units. Management LLC then contributed all of its common units of XERC to us in exchange for 18.8 million shares of our Class A common stock, which shares of Class A common stock are subject to the same vesting conditions, if any, of the corresponding common units of XERC before the exchange.

The foregoing transactions did not involve any underwriters, underwriting discounts or commissions or any public offering. These securities were issued pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act on the basis that the transaction did not involve a public offering.

Use of Initial Public Offering Proceeds.

On April 23, 2026, our Registration Statement on Form S-1 (File No 333-294508) relating to our IPO of Class A common stock was declared effective by the SEC. Upon the closing of our IPO on April 27, 2026, we issued 50,892,857 shares of Class A common stock at a public offering price of $23.00 per share. There has been no material change in the planned use of proceeds by XERC from the IPO as described in the final prospectus filed with the SEC on April 27, 2026.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director and Officer Trading Arrangements

On June 9, 2026 and June 14, 2026, respectively, Daniel Gross, our Chief Financial Officer, and Laura Garcia, our Chief Accounting Officer, each adopted a sell-to-cover instruction that constitutes a “Rule 10b5-1 trading arrangement” intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) of the Exchange Act, providing for the automatic sale of the number of shares of Class A common stock necessary to satisfy tax withholding obligations upon the vesting or settlement of restricted stock units, whether previously granted or granted in the future. The number of shares that may be sold under these instructions is not determinable in advance. Each instruction will remain in effect indefinitely unless revoked in writing.

Item 6. Exhibits.

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference
3.1	Amended and Restated Certificate of Incorporation of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.1
3.2	Amended and Restated Bylaws of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.2
4.1	Specimen stock certificate evidencing the shares of Class A common stock	S-1	333-294508	3/20/2026	4.1
10.1†	X-Energy, Inc. 2026 Equity Incentive Plan	S-8	333-295358	4/28/2026	99.1
10.2†	X-Energy, Inc. 2026 Employee Stock Purchase Plan	S-8	333-295358	4/28/2026	99.2
10.3†	Form of Restricted Stock Unit Award Agreement under X-Energy, Inc. 2026 Equity Incentive Plan	10-Q	001-43246	6/4/2026	10.3
10.4†	Form of Option Agreement under X-Energy, Inc. 2026 Equity Incentive Plan	10-Q	001-43246	6/4/2026	10.4
10.5	X-Energy, Inc. Non-Employee Director Compensation Program	S-1	333-294508	3/20/2026	10.8
10.6	Form of Indemnification Agreement	S-1	333-294508	3/20/2026	10.9
10.7+	Eighth Amended and Restated Limited Liability Company Agreement of X-Energy Reactor Company, LLC	10-Q	001-43246	6/4/2026	10.7
10.8+	Master Reorganization Agreement	10-Q	001-43246	6/4/2026	10.8
10.9+	Tax Receivable Agreement	10-Q	001-43246	6/4/2026	10.9
10.10	Fourth Amended and Restated Registration Rights Agreement	10-Q	001-43246	6/4/2026	10.10
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

X-ENERGY, INC.

Date: August 13, 2026	By:	/s/ Daniel Gross

Daniel Gross

Chief Financial Officer

(Authorized Officer and Principal Financial Officer)