Form 10-Q
period 2026-09-30
X-Energy, Inc.
filed 2026-11-12
CIK 2088896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 9, 2026, the registrant had 297,495,177 shares of Class A common stock, $0.0001 par value per share, and 108,710,889 shares of Class B common stock, $0.0001 par value per share, outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “strive,” “target,” “will,” “would” and negatives of those words and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. All statements contained in this Report other than statements of historical fact are forward-looking statements, including, without limitation, statements regarding our future financial performance; anticipated trends, growth rates, and challenges in our business and in the markets in which we operate; the anticipated timeline for the completion of the Xe-100 design; expected timelines for the commercial delivery of our reactors for each of our customers and regulatory approvals; our expectations with respect to the construction of our fuel fabrication facilities; statements with respect to expected supply; future funding and expectations with respect to the Advanced Reactor Demonstration Program (“ARDP”); our expectations with respect to future costs, liquidity, and capital resources; and our ability to capitalize on our expansion plans and opportunities.

These forward-looking statements are based on information available as of the date of this Report and our management’s current expectations, forecasts and assumptions. These forward-looking statements are neither promises nor guarantees, and are subject to a number of important factors that could cause actual results to differ materially from any results, performance or achievements expressed or implied by the forward-looking statements, including without limitation:

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
•
our reliance on key partners, customers and suppliers, which exposes us to counterparty and execution risk, and contractual terms that may constrain capacity allocation, compress margins or limit strategic flexibility;
•
the nature of certain of our customer and partner agreements, including the possibility that customers or partners do not proceed with projects or that funding they provide is limited, delayed or subject to conditions that are not met;
•
the impact and potential extended duration of the current supply/demand imbalance in the market for high-assay low-enriched uranium (“HALEU”), our suppliers’ ability to obtain required licenses and construct and scale enrichment capacity on schedule, and our obligations under our supply agreements, including purchase commitments that may not align with future needs or market conditions;
•
construction or engineering design delays affecting the initial deployment of the Xe-100 under the ARDP and our customers’ schedules;
•
the ability to raise sufficient capital to fund our business plan;
•
our and our partners’ ability to obtain regulatory approvals necessary to deploy small modular reactors in the U.S. and abroad in a timely or efficient way, or at all;
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
•
public perception and political support for nuclear energy, which can shift due to various factors such as adverse events, activism or changes in policy priorities, potentially slowing licensing and deployment, decreasing funding and increasing costs;

•
the inclusion or exclusion of advanced nuclear technologies in regulatory schemes related to climate change and/or reductions in carbon emissions;
•
the ability to accurately assess costs associated with developing the Xe-100 and fuel fabrication facilities;
•
our, our partners and our suppliers dependence on key personnel, including craft and trade positions and the ability to hire and retain highly specialized talent, including potential shortages, immigration constraints or turnover that could delay programs and increase costs;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

X-ENERGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except unit and share data)

(unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Current assets
Cash and cash equivalents	$1,044,054	$458,932
Short-term investments	514,348	304,908
Accounts receivable	51,407	32,940
Unbilled receivables and contract assets	86,138	41,529
Prepaid and other current assets	23,722	11,491
Due from related parties	22,607	4,580
Total current assets	1,742,276	854,380
Long-term investments	247,113	261,458
Restricted cash	4,403	3,698
Property and equipment, net	148,719	50,105
Operating lease right-of-use assets	21,308	22,696
Other long-term assets	55,696	18,934
Total assets	$2,219,515	$1,211,271
LIABILITIES, MEZZANINE EQUITY, AND STOCKHOLDERS’ EQUITY AND MEMBERS’ DEFICIT
Current liabilities
Accounts payable	$1,703	$3,363
Accrued liabilities	123,382	51,217
Due to related parties	6,139	4,225
Total current liabilities	131,224	58,805
Long-term deferred revenue	12,800	12,800
Long-term deferred revenue with related parties	13,333	2,353
Long-term operating lease liabilities	24,255	20,887
Warrant liabilities	—	274,166
Total liabilities	181,612	369,011
Mezzanine equity
Class A and B common units(1)	—	95,153
Series A, A-1, B, C, C-1, and D redeemable convertible preferred units(1)	—	1,971,402
Total mezzanine equity	—	2,066,555
Preferred stock: $0.0001 par value per share; 10.0 million shares authorized, no shares issued and outstanding as of September 30, 2026; no shares authorized, issued, and outstanding as of December 31, 2025	—	—
Class A common stock: $0.0001 par value per share; 1,868.0 million shares authorized, 297.5 million shares issued and outstanding as of September 30, 2026; no shares authorized, issued and outstanding as of December 31, 2025	30	—
Class B common stock: $0.0001 par value per share; 132.0 million shares authorized, 108.7 million shares issued and outstanding as of September 30, 2026; no shares authorized, issued and outstanding as of December 31, 2025	11	—
Accumulated deficit	(118,534)	(1,236,345)
Accumulated other comprehensive income (loss)	278	(117)
Additional paid-in capital	1,603,559	12,167
Total equity (deficit) attributable to X-Energy, Inc.	1,485,344	(1,224,295)
Non-controlling interests	552,559	—
Total stockholders’ equity and members’ deficit	2,037,903	(1,224,295)
Total liabilities, mezzanine equity, and stockholders’ equity and members’ deficit	$2,219,515	$1,211,271

__________

(1)
See Note 10 — Stockholders’ Equity and Mezzanine Equity for detail of mezzanine equity units.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except share and per share amounts)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Services revenue(1)	$51,565	$26,401	$141,590	$60,411
Grant income	14,775	4,026	22,774	12,324
Total revenues and grant income	66,340	30,427	164,364	72,735
Operating expenses
Direct costs	93,553	38,826	245,570	103,679
Selling, general and administrative	76,032	32,124	197,882	77,451
Research and development	355	166	654	1,376
Total operating expenses	169,940	71,116	444,106	182,506
Operating loss	(103,600)	(40,689)	(279,742)	(109,771)
Other income (expense)
Interest expense	—	8	—	(476)
Interest income	19,727	4,367	39,669	14,824
Other income (expense), net	193	(182,704)	(115,157)	(222,655)
Total other income (expense), net	19,920	(178,329)	(75,488)	(208,307)
Net loss	(83,680)	(219,018)	(355,230)	(318,078)
Less: Net loss attributable to non-controlling interests	(24,236)	(219,018)	(236,696)	(318,078)
Net loss attributable to X-Energy, Inc.	$(59,444)	$—	$(118,534)	$—

Net loss attributable to Class A common stock per share, basic and diluted(2)	$(0.21)	N/A	$(0.42)	N/A
Weighted-average shares of Class A common stock outstanding, basic and diluted(2)	283,534,719	N/A	282,095,711	N/A

Other comprehensive income (loss)
Foreign currency translation adjustment	(39)	381	514	(595)
Changes in fair value of liabilities under fair value option attributable to changes in instrument-specific credit risk	—	321	—	765
Other comprehensive income (loss)	(39)	702	514	170
Comprehensive loss	(83,719)	(218,316)	(354,716)	(317,908)
Less: Comprehensive loss attributable to non-controlling interests	(24,247)	(218,316)	(236,500)	(317,908)
Comprehensive loss attributable to X-Energy, Inc.	$(59,472)	$—	$(118,216)	$—

__________

(1)
Includes related party revenue of $6.3 million and $1.3 million for the three months ended September 30, 2026 and 2025, respectively, and $10.6 million and $6.3 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Basic and diluted net loss per Class A common stock is presented only for the period after the Company’s Reorganization Transactions (as defined in Note 1 — Organization and Nature of Business). See Note 12 — Net Loss per Share for the calculation of net loss per share.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’ DEFICIT, AND MEZZANINE EQUITY

(in thousands, except unit and share amounts)

(unaudited)

	Class A Common Units		Class B Common Units		Preferred Units (1)		Total Mezzanine Equity	Class A Common Stock		Class B Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Non-Controlling Interest	Total stockholders’ equity and members’ deficit
	Units	Amount	Units	Amount	Units	Amount		Shares	Amount	Shares	Amount
Balance, January 1, 2026	3,128,026	$1,800	16,838,205	$93,353	307,103,771	$1,971,402	$2,066,555	—	$—	—	$—	$(1,236,345)	$(117)	$12,167	$—	$(1,224,295)
Unit-based compensation	—	—	1,982,000	188	—	—	188	—	—	—	—	—	—	4,392	—	4,392
Net loss	—	—	—	—	—	—	—	—	—	—	—	(166,217)	—	—	—	(166,217)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	143	—	—	143
Conversion of 2024 Warrant into Series C-1 Preferred Units	—	—	—	—	19,576,222	365,166	365,166	—	—	—	—	—	—	—	—	—
Balance, March 31, 2026	3,128,026	$1,800	18,820,205	$93,541	326,679,993	$2,336,568	$2,431,909	—	$—	—	$—	$(1,402,562)	$26	$16,559	$—	$(1,385,977)
Unit-based compensation	—	—	—	48	—	—	48	—	—	—	—	—	—	1,128	—	1,128
Net loss prior to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(21,159)	—	—	—	(21,159)
Conversion of June 2022 Warrants into Series C Preferred Units	—	—	—	—	1,020,546	23,473	23,473	—	—	—	—	—	—	—	—	—
Effect of the Reorganization Transactions, remeasurement of non-controlling interest, and other	(3,128,026)	(1,800)	—	—	(327,700,539)	(2,360,041)	(2,361,841)	217,338,043	22	114,077,253	12	1,423,721	17	632,255	305,815	2,361,842
Conversion of profits interests units	—	—	(18,820,205)	(93,589)	—	—	(93,589)	19,228,438	2	4,830,124	—	—	—	113,745	—	113,747
Issuance of Class A common stock in IPO, net of issuance costs	—	—	—	—	—	—	—	50,892,857	5	—	—	—	—	1,089,759	—	1,089,764
Equity-based compensation	—	—	—	—	—	—	—	(75,579)	—	—	—	—	—	20,066	—	20,066
Net loss subsequent to Reorganization Transactions	—	—	—	—	—	—	—	—	—	—	—	(59,090)	—	—	(25,084)	(84,174)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	263	—	147	410
Balance, June 30, 2026	—	$—	—	$—	—	$—	$—	287,383,759	$29	118,907,377	$12	$(59,090)	$306	$1,873,512	$280,878	$2,095,647
Equity-based compensation	—	—	—	—	—	—	—	(39,537)	—	—	—	—	—	27,839	—	27,839
Net loss	—	—	—	—	—	—	—	—	—	—	—	(59,444)	—	—	(24,236)	(83,680)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	—	(28)	—	(11)	(39)
Effect of the Reorganization Transactions, remeasurement of non-controlling interest, and other	—	—	—	—	—	—	—	10,196,485	1	(10,196,485)	(1)	—	—	(297,792)	295,928	(1,864)
Balance, September 30, 2026	—	$—	—	$—	—	$—	$—	297,540,707	$30	108,710,892	$11	$(118,534)	$278	$1,603,559	$552,559	$2,037,903

__________

(1)
See Note 10 — Stockholders’ Equity and Mezzanine Equity for detail of preferred units by class.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY, MEMBERS’ DEFICIT, AND MEZZANINE EQUITY

(in thousands, except unit and share amounts)

(unaudited)

(continued)

	Class A Common Units		Class B Common Units		Preferred Units (1)		Total Mezzanine Equity	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Additional Paid-In Capital	Total stockholders’ equity and members’ deficit
	Units	Amount	Units	Amount	Units	Amount
Balance, January 1, 2025	3,128,026	$1,800	13,960,705	$90,859	247,843,123	$1,207,717	$1,300,376	(846,567)	$6	$—	$(846,561)
Unit-based compensation	—	—	—	290	—	—	290	(225)	—	—	(225)
Issuance of Series C-1 Preferred Units, net of issuance costs	—	—	—	—	8,235,521	51,252	51,252	—	—	—	—
Net loss	—	—	—	—	—	—	—	(10,212)	—	—	(10,212)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(210)	—	(210)
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	—	—	—	—	—	—	—	153	—	153
Balance, March 31, 2025	3,128,026	$1,800	13,960,705	$91,149	256,078,644	$1,258,969	$1,351,918	(857,004)	$(51)	$—	$(857,055)
Unit-based compensation	—	—	2,033,500	373	—	—	373	225	—	5,818	6,043
Net loss	—	—	—	—	—	—	—	(88,848)	—	—	(88,848)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	(766)	—	(766)
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	—	—	—	—	—	—	—	291	—	291
Balance, June 30, 2025	3,128,026	$1,800	15,994,205	$91,522	256,078,644	$1,258,969	$1,352,291	(945,627)	$(526)	$5,818	$(940,335)
Unit-based compensation	—	—	806,750	1,391	—	—	1,391	—	—	3,070	3,070
Conversion of C-2 Notes	—	—	—	—	2,870,172	34,810	34,810	—	—	—	—
Net loss	—	—	—	—	—	—	—	(219,018)	—	—	(219,018)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	381	—	381
Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	—	—	—	—	—	—	—	—	321	—	321
Balance, September 30, 2025	3,128,026	$1,800	16,800,955	$92,913	258,948,816	$1,293,779	$1,388,492	$(1,164,645)	$176	$8,888	$(1,155,581)

__________

(1)
See Note 10 — Stockholders’ Equity and Mezzanine Equity for detail of preferred units by class.

X-ENERGY, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(355,230)	$(318,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,897	926
Equity-based and unit-based compensation	70,806	10,593
Loss on conversion of C-2 Notes	—	4,023
Mark-to-market loss on warrant liabilities	114,473	205,986
Mark-to-market loss on C-2 Notes	—	12,694
Reclassifications of OCI for conversion of C-2 Notes	—	321
Accretion and amortization on investments, net	(3,405)	—
Amortization of deferred financing costs, debt discount, and other	—	489
Changes in operating assets and liabilities:
Accounts receivable and unbilled receivables	(38,575)	(12,524)
Prepaid and other current assets	(16,266)	(4,404)
Due from related parties	(18,027)	11,155
Operating lease right-of use assets	5,286	382
Accounts payable and accrued liabilities	48,428	1,761
Long-term deferred revenue	10,980	—
Accrued interest receivable	(257)	—
Other long-term assets	(36,672)	(377)
Due to related parties	1,913	(3,555)
Operating lease liabilities	(1,129)	(2,070)
Net cash used in operating activities	$(215,778)	$(92,678)
Cash flows from investing activities:
Capital expenditures	(178,112)	(79,319)
Reimbursement of capital expenditures under government grant	80,037	37,553
Purchase of investments	(425,317)	—
Proceeds from maturities on investments	233,884	—
Net cash used in investing activities	$(289,508)	$(41,766)
Cash flows from financing activities:
Payments of mezzanine equity issuance costs	—	(2,697)
Payment of debt issuance costs	—	(497)
Payment of transaction costs	(12,499)	—
Proceeds from issuance of Preferred Units	500	53,424
Proceeds from initial public offering, net of underwriting costs	1,103,235	—
Other	(95)	—
Net cash provided by financing activities	$1,091,141	$50,230
Net effect of exchange rate	(28)	116
Net increase (decrease) in cash, cash equivalents, and restricted cash	585,827	(84,098)
Cash, cash equivalents, and restricted cash at beginning of period	462,630	514,600
Cash, cash equivalents, and restricted cash at end of period	$1,048,457	$430,502

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

On April 27, 2026, X-energy successfully closed an initial public offering (“IPO”) of its Class A common stock in which it issued and sold 50,892,857 shares of its Class A Common Stock (as defined in Note 10 — Stockholders’ Equity and Mezzanine Equity) at a public offering price of $23.00 per share for proceeds aggregating approximately $1.1 billion, net of underwriting discounts and issuance costs of $67.3 million and $13.5 million, respectively, that were incurred by the Company. Pursuant to certain transactions completed in connection with the IPO, X-energy is a holding company, and its principal asset is a controlling equity interest in X-Energy Reactor Company, LLC (“XERC”). As the sole managing member of XERC, X-energy operates and controls all of the business and affairs of XERC and its subsidiaries.

Completion of IPO

In connection with the IPO, the Company and XERC completed a series of organizational transactions (collectively, the “Reorganization Transactions”), which resulted in a combined company organized in an umbrella partnership-C corporation (“Up-C”) structure, in which substantially all of the assets are held by XERC. The Reorganization Transactions included the following transactions:

•
XERC amended and restated its existing limited liability company agreement to, among other things, (i) effect a recapitalization in which all existing ownership interests in XERC were converted into one class of common units in XERC (“Common Units”) and (ii) appoint X-energy as the sole managing member of XERC.
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

Non-controlling Interest

As the primary beneficiary of XERC, the Company consolidates the results of XERC and its subsidiaries, and the condensed consolidated financial statements include a non-controlling interest representing the Common Units of XERC held by the Continuing Equity Owners. As of September 30, 2026, the non-controlling interest was 27.2%.

The non-controlling interest was initially recorded based on the Continuing Equity Owners’ interest in the net assets of XERC prior to the IPO. The non-controlling interest is subsequently adjusted for its share of additional contributions, distributions, net earnings or losses based on the ownership percentages of XERC held by the Continuing Equity Owners, and changes in XERC Common Units (as defined in Note 10 — Stockholders’ Equity and Mezzanine Equity) held by the Company.

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

For the three months ended September 30, 2026 and 2025, the U.S. Government accounted for 84.5% and 85.8% of total revenue and grant income, respectively. For the nine months ended September 30, 2026 and 2025, the U.S. Government accounted for 88.3% and 83.3%, respectively, of the Company’s total revenue and grant income. Refer to Note 3 — Revenue and Grant Income Recognition for further disaggregation of revenue and grant income by customer type for the three and nine months ended September 30, 2026 and 2025.

The Company’s receivable balances related to services revenue and government grants with the U.S. Department of Energy (“DOE”) and U.S. Department of War are as follows (in thousands):

	September 30, 2026	December 31, 2025
Accounts Receivable
DOE	$47,547	$23,628
Unbilled Receivables and Contract Assets
DOE	$82,722	$39,644
Department of War	1,373	1,091

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

Restricted cash consists of refundable security deposits held under certain of the Company’s lease agreements.

The components of cash, cash equivalents, and restricted cash are as follows (in thousands):

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,044,054	$458,932
Restricted cash	4,403	3,698
Cash, cash equivalents, and restricted cash	$1,048,457	$462,630

Prepaid and Other Current Assets and Other Long-Term Assets

Amounts included in Prepaid and other current assets, and in Other long-term assets, relate primarily to deposits for long-lead materials, prepaid costs, and deferred transaction costs.

Deposits for Long-Lead Materials

The Company makes deposits to vendors for long-lead materials. The Company had $57.7 million and $17.0 million as of September 30, 2026 and December 31, 2025, respectively, in deposits related to long-lead materials. Of the balance as of September 30, 2026, $47.5 million is included in Other long-term assets and $10.2 million is included in Prepaid and other current assets on the condensed consolidated balance sheets. As of December 31, 2025, the entirety of the balance is included in Other long-term assets.

Prepaid Costs

Prepaid costs, primarily consisting of prepaid service fees, software licenses, and other general prepayments, amounted to $21.7 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively, and are presented within Prepaid and other current assets and Other long-term assets based on the expected timing of recognition.

Transaction Costs

The Company capitalized qualified legal, accounting, and other direct and incremental costs related to the IPO. These costs were $3.9 million as of December 31, 2025, and were included in Prepaid and other current assets on the condensed consolidated balance sheet. Upon completion of the IPO, these transaction costs were charged to Additional paid-in capital.

Other Income (Expense), Net

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Foreign currency transaction gain (loss)	$274	$(689)	$(578)	$367
Mark-to-market loss on C-2 Notes(1)	—	(11,331)	—	(12,694)
Loss on conversion of C-2 Notes(1)	—	(4,023)	—	(4,023)
Mark-to-market loss on warrant liabilities(2)	—	(166,446)	(114,473)	(205,986)
Reclassification of OCI for conversion of C-2 Notes(1)	—	(321)	—	(321)
Other income (expense)	(81)	106	(106)	2
Total other income (expense), net	$193	$(182,704)	$(115,157)	$(222,655)

__________

(1)
Refer to Note 7 — Debt.
(2)
Refer to Note 13 — Fair Value Measurements.

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

The components of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2026 and 2025 are as follows (in thousands):

	Changes in fair value of liabilities under fair value option attributable to changes in instrument specific credit risk	Foreign currency translation adjustment	Accumulated other comprehensive loss attributable to non-controlling interest	Total
Accumulated other comprehensive income (loss), balance at January 1, 2025	$(765)	$771	$—	$6
Other comprehensive income (loss)	153	(210)	—	(57)
Accumulated other comprehensive income (loss), balance at March 31, 2025	$(612)	$561	$—	$(51)
Other comprehensive income (loss)	291	(766)	—	(475)
Accumulated other comprehensive loss, balance at June 30, 2025	$(321)	$(205)	$—	$(526)
Reclassification of OCI for conversion of C-2 notes	321	—	—	321
Other comprehensive income	—	381	—	381
Accumulated other comprehensive income, balance at September 30, 2025	$—	$176	$—	$176

Accumulated other comprehensive loss, balance at January 1, 2026	$—	$(117)	$—	$(117)
Other comprehensive income	—	143	—	143
Accumulated other comprehensive income, balance at March 31, 2026	$—	$26	$—	$26
Effect of the Reorganization Transactions	—	17	(17)	—
Other comprehensive income	—	263	147	410
Accumulated other comprehensive income, balance at June 30, 2026	$—	$306	$130	$436
Other comprehensive loss	—	(28)	(11)	(39)
Accumulated other comprehensive income, balance at September 30, 2026	$—	$278	$119	$397

Accounting Standards Recently Adopted

In March 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), which clarifies the scope application for profits interest awards and similar awards and provides illustrative examples intended to reduce diversity in practice in determining whether such awards should be accounted for under Topic 718. For public business entities, ASU 2024-01 is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2024; for all other entities, the ASU is effective for annual reporting periods, including interim periods within those annual periods, beginning after December 15, 2025; early adoption is permitted for all entities. The Company adopted ASU 2024-01 on January 1, 2026, and it did not have an impact on the previously reported condensed consolidated financial statements and related disclosures.

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

Accounting Standards Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 for public business entities on a prospective basis and early adoption is permitted. For entities other than public business entities, the standard is effective for annual periods beginning after December 15, 2025. The Company will adopt ASU 2023-09 for the annual period beginning January 1, 2026 as an emerging growth company. While the Company is still evaluating the standard, it does not anticipate a significant impact on its annual disclosures.

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

NOTE 3 — REVENUE AND GRANT INCOME RECOGNITION

The Company recognizes revenue under contracts with customers to provide nuclear reactor and fuel design engineering services in the areas of research and development, systems engineering, and technology development. The Company’s revenues are generally derived from contract services predominantly performed for the U.S. Government and commercial entities. All revenues for the three and nine months ended September 30, 2026 and 2025 were recognized over time.

There are four main types of contracts: cost-based contracts, fixed fee contracts, cost-plus fixed fee contracts, and time and materials. Under cost-based, fixed fee, and cost-plus fixed fee contracts, the total consideration in the Company’s contracts is paid in the form of incremental incurred cost reimbursements over time upon submission of invoices. Under time and materials contracts, the total consideration is based on contractually agreed upon labor rates for hours worked, plus reimbursement of materials and other costs incurred.

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

Advanced Reactor Demonstration Program (“ARDP”)

During the year ended December 31, 2020, the Company was named an awardee under the Department of Energy’s ARDP. The objective of the ARDP is to accelerate the development and demonstration of advanced nuclear reactor technologies. Under the ARDP, the DOE will fund a portion of the direct and indirect costs to design the Xe-100 and develop the related intellectual property, develop and construct the TRISO-X fuel facility (“TX-1”), and construct the Xe-100 commercial demonstration plant in Seadrift, Texas. Dow has been named a sub-awardee under the ARDP in connection with their involvement with the development and construction of the demonstrator reactor. The Company is constructing and will own TX-1.

Under the Company’s separate agreement with Dow, Dow submits invoices to the Company for certain costs it incurs related to the demonstrator reactor and is reimbursed by the Company for its portion of these costs using funds obtained through the ARDP. The Company has recognized the funds received from the DOE and the related costs incurred by Dow on a gross basis as grant income and direct costs, respectively. The Company has recognized $4.3 million and $2.4 million as grant income and $3.6 million and $1.9 million as direct costs during the three months ended September 30, 2026 and 2025, respectively, related to costs incurred by Dow for the demonstration plant. The Company has recognized $9.5 million and $5.0 million as grant income and $8.1 million and $4.3 million as direct costs during the nine months ended September 30, 2026 and 2025, respectively. The Company also earns revenue from Dow as a customer for certain site specific engineering, permitting, and other services related to the development of the Xe-100 plant. Refer to Note 14 — Related Party Transactions for additional information on transactions with Dow and other related parties.

Disaggregated Revenues and Grant Income

A summary of revenues and grant income by customer type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer type:
DOE	$55,267	$25,299	$141,952	$56,257
Services revenue	40,492	21,273	119,178	43,933
Grant income	14,775	4,026	22,774	12,324
Department of War	796	816	3,217	4,307
Commercial	10,277	4,312	19,195	12,171
Total revenues and grant income	$66,340	$30,427	$164,364	$72,735

A summary of revenues and grant income by contract type is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Contract type:
Cost-based	$61,524	$26,597	$152,527	$62,576
Services revenue	46,749	22,571	129,753	50,252
Grant income	14,775	4,026	22,774	12,324
Fixed fee	759	2,429	1,933	4,417
Cost-plus fixed fee	89	1,233	1,336	4,783
Time & materials	3,968	168	8,568	959
Total revenues and grant income	$66,340	$30,427	$164,364	$72,735

Revenues and Grant Income by Geographic Location

The Company has revenues and grant income in the following geographic locations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Customer Location:
United States	$66,340	$29,996	$164,364	$71,885
International	—	431	—	850
Total revenues and grant income	$66,340	$30,427	$164,364	$72,735

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables (amounts billable where the right to consideration is unconditional), contract assets (for which certain conditions must be satisfied before the right to bill is obtained), and contract liabilities (customer advances and deposits) on the condensed consolidated balance sheets. Amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in unbilled receivables. However, the Company sometimes receives advances or deposits from its customers, or bills customers where it has an unconditional right to consideration before revenue is recognized, resulting in contract liabilities. These net assets and liabilities are reported on the condensed consolidated balance sheets on a contract-by-contract basis at the end of each reporting period.

Contract liabilities as of September 30, 2026 and December 31, 2025 include deferred revenue. The following balances were recorded within deferred revenue (in thousands):

	September 30, 2026	December 31, 2025
Deferred revenues - recorded in Accrued liabilities	$146	$132
Deferred revenues - recorded in Due to related parties	2,441	—
Deferred revenues - long-term	12,800	12,800
Deferred revenues - long-term with related parties	13,333	2,353
Deferred revenues - total (1)	$28,720	$15,285

__________

(1)
During the three and nine months ended September 30, 2026, no revenue was recognized that had been deferred as of December 31, 2025. During the three and nine months ended September 30, 2025, zero and $1.1 million, respectively, of revenue was recognized that had been deferred as of December 31, 2024.

Contract assets represent revenue recognized that exceeds the amount billed to the customer and excludes amounts billable where the right to consideration is solely subject to the passage of time. Contract assets are included within Unbilled receivables and contract assets on the condensed consolidated balance sheets. The Company had contract assets of $0.6 million and $7.5 million as of September 30, 2026 and December 31, 2025, respectively. As of September 30, 2026 and December 31, 2025, no contract assets were associated with related parties.

NOTE 4 — PROPERTY AND EQUIPMENT, NET

Property and equipment, net consists of the following (in thousands):

	September 30, 2026	December 31, 2025
Equipment and materials	$2,335	$2,335
Computer equipment and software	7,571	3,760
Office furniture and fixtures	661	355
Leasehold improvements	2,887	2,708
Land	2,627	1,697
Building	799	—
Construction-in-progress	137,325	42,839
Property and equipment at cost(1)	154,205	53,694
Accumulated depreciation	(5,486)	(3,589)
Property and equipment, net	$148,719	$50,105

__________

(1)
Net of reimbursement from the U.S. Government.

All of the Company’s property and equipment is located within the U.S.

NOTE 5 — GOVERNMENT GRANTS FOR PROPERTY AND EQUIPMENT

During the three and nine months ended September 30, 2026 and 2025, the Company received reimbursements from the DOE under the ARDP related to construction of its nuclear fuel fabrication and reactor testing facilities. The Company recognizes the grant as a reduction of the related asset’s cost basis on the condensed consolidated balance sheets at the time in which the costs are incurred in compliance with the conditions of the grant, which were $34.9 million and $26.8 million for the three months ended September 30, 2026 and 2025, respectively, and $103.3 million and $52.6 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE 6 — ACCRUED LIABILITIES

The following table sets forth the components of accrued liabilities (in thousands):

	September 30, 2026	December 31, 2025
Accrued subcontractor costs	$62,974	$18,160
Accrued compensation and related expenses	40,715	21,735
Construction retainage	5,768	306
Accrued professional fees	3,142	3,423
Operating lease liabilities	2,501	2,344
Incurred cost audits reserve(1)	2,189	1,068
Accrued deferred transaction costs	—	2,926
Accrued liabilities – other	6,093	1,255
Total accrued liabilities	$123,382	$51,217

__________

(1)
Refer to Note 15 — Commitments and Contingencies.

NOTE 7 — DEBT

The Company has no debt outstanding as of September 30, 2026 and December 31, 2025.

Live Oak Credit Facility

On June 14, 2021, the Company and one of its subsidiaries entered into a revolving credit facility with Live Oak Bank (the “Live Oak Credit Facility”) with maximum borrowings up to $15.0 million, subject to an asset-based borrowing base based on eligible accounts receivable, net of lender reserves. The Company did not have any borrowings, payments, or interest payments on the Live Oak Credit Facility during the three and nine months ended September 30, 2025. The facility matured on December 1, 2025 with no outstanding borrowings.

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

On September 30, 2025, the remaining outstanding principal and unpaid accrued interest on the C-2 Notes were converted into approximately 2.9 million Series C Preferred Units, which was accounted for as a debt extinguishment. Therefore, as of September 30, 2025, there was no outstanding principal on the C-2 Notes, and the cumulative loss on the C-2 Notes of $4.0 million was recorded in Other income (expense), net in the condensed consolidated statement of operations during the three months ended September 30, 2025.

NOTE 8 — PROFIT SHARING PLAN

The Company maintains a defined contribution profit sharing plan (the “Plan”), which includes a salary deferral arrangement, under the provisions of Section 401(k) of the Internal Revenue Code. Employees are eligible to participate in the Plan on the date of employment. The Company matches 100% of employees’ contributions up to 5% of annual compensation. The Company contributed $2.2 million and $1.2 million to the Plan during the three months ended September 30, 2026 and 2025, respectively, and $5.9 million and $3.1 million to the Plan during the nine months ended September 30, 2026 and 2025, respectively.

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

The effective income tax rate was 0% for the three and nine months ended September 30, 2026. The effective income tax rate in 2026 differs from the U.S. federal statutory rate primarily due to having a full valuation allowance against all deferred tax assets because of a history of losses. The Company did not record any income taxes for the three and nine months ended September 30, 2025 as the Company was a pass through entity for income tax purposes.

NOTE 10 — STOCKHOLDERS’ EQUITY AND MEZZANINE EQUITY

Stockholders’ Equity

X-energy amended and restated its certificate of incorporation effective April 23, 2026 to authorize (i) 1,868.0 million shares of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), (ii) 132.0 million shares of Class B common stock, par value $0.0001 per share (“Class B Common Stock”), and (iii) 10.0 million shares of preferred stock, par value $0.0001 per share (“Preferred Stock”). Holders of both Class A Common Stock and Class B Common Stock are entitled to one vote per share held and shall vote together as a single class on all matters on which stockholders are generally entitled to vote, except as otherwise required by law or the Certificate of Incorporation. Holders of Class B Common Stock also hold and have rights to redeem XERC Common Units (defined below) for shares of Class A Common Stock. Each holder of Class B Common Stock holds an equal number of XERC Common Units. Subject to the terms of XERC’s Eighth Amended and Restated Limited Liability Company Agreement, such holders have the right to have XERC redeem their XERC Common Units for shares of Class A Common Stock on a one-for-one basis. Upon any such redemption of XERC Common Units, the corresponding shares of Class B Common Stock held by such holders are required to be surrendered and immediately canceled. During the three months ended September 30, 2026, a non-affiliate Continuing Equity Owner redeemed its XERC Common Units for shares of the Company’s Class A Common Stock. As a result, the Company issued 10.2 million shares of Class A Common Stock and the corresponding shares of Class B Common Stock held by the holder were surrendered.

No Preferred Stock has been issued or is outstanding as of September 30, 2026.

XERC’s Mezzanine Equity

Prior to the Reorganization Transactions, XERC had more than one class of units - Class A and Class B common units and Preferred Units (as defined below) - which were classified within Mezzanine equity. In connection with the IPO and Reorganization Transactions completed in April 2026, XERC recapitalized all existing ownership interests in the entity into a single class of common units (“XERC Common Units”), which were partially acquired by X-energy in exchange for shares of X-energy’s Class A Common Stock, with shares of Class B Common Stock separately issued to the Continuing Equity Owners for nominal consideration. Refer to Note 1 — Organization and Nature of Business for additional information regarding the IPO and related changes to XERC’s capital structure and Unit holder rights. As a result of this recapitalization, there is no Mezzanine equity remaining on the condensed consolidated balance sheets as of September 30, 2026.

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

XERC’s Preferred Units

The Series A Preferred Units, the Series A-1 Preferred Units, the Series B Preferred Units, the Series C Preferred Units, the Series C-1 Preferred Units, and the Series D Preferred Units (collectively, “Preferred Units”) were issued in one or more series, each of such series consisting of such number of units and having such terms, rights, powers and preferences, and the qualifications and limitation with respect thereto, as stated or expressed in the original or amended limited liability company agreement of XERC.

The Company records transaction costs incurred in conjunction with the issuance of preferred units as a reduction of Mezzanine equity on the condensed consolidated balance sheets. For the three months ended September 30, 2026 and 2025, the Company did not incur issuance costs associated with the issuance of the Preferred Units. For the nine months ended September 30, 2026 and 2025, the Company incurred zero and $2.2 million in issuance costs associated with the issuance of the Series C-1 Preferred Units, respectively.

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

The XERC Common and Preferred Units of XERC were redeemable for cash upon the occurrence of a deemed liquidation event. As of December 31, 2025, a deemed liquidation event was not considered probable, and the occurrence of such an event was considered to be outside of XERC’s control. Accordingly, XERC’s Preferred Units and XERC Common Units were considered conditionally redeemable upon the occurrence of an event that is not solely within the control of the issuer and, therefore, XERC classified the Preferred Units and XERC Common Units as Mezzanine equity in the condensed consolidated balance sheet as of December 31, 2025. The Mezzanine equity amount related to XERC Common Units issued as unit-based compensation is the grant date redemption value, or the modification date redemption value, as applicable. The difference between the grant date fair value and the redemption value for vested awards is presented in permanent equity. As of December 31, 2025, $74.9 million was presented within Mezzanine equity. The excess of grant date redemption value over grant date fair value for vested awards has been recorded within Additional paid-in capital as of December 31, 2025.

NOTE 11 — EQUITY-BASED COMPENSATION

2026 Equity Incentive Plan

In connection with the IPO, the Company adopted the 2026 Equity Incentive Plan (“2026 Plan”) to facilitate the grant of equity incentives to directors, employees, and consultants of the Company and employees and consultants of certain of its affiliates and to enable X-energy and its subsidiaries to obtain and retain services of these individuals, which is essential to the Company’s long-term success.

As of September 30, 2026, there were 37.2 million shares of the Company’s Class A Common Stock available for award issuance under the 2026 Plan. The number of shares available for issuance under the 2026 Plan will automatically increase on the first day of each calendar year, beginning on and including January 1, 2027 through January 1, 2036, in an amount equal to the lesser of (a) a number of shares equal to 5% of the aggregate number of shares of Class A Common Stock and Class B Common

Stock outstanding on the last day of the immediately preceding calendar year, or (b) such smaller number of shares as determined by the board of directors.

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

The effect of the PIU Conversion and IPO Options grant was accounted for as a Type I modification under ASC 718, Stock Compensation, and resulted in incremental compensation cost of $124.0 million for the IPO Options. Of this amount, $20.2 million of IPO options vested immediately and were recognized as a one-time charge upon modification on April 24, 2026, and the remainder is recognized over the service period for the unvested IPO Options.

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

The table below summarizes equity-based and unit-based compensation expense that is reflected in the condensed consolidated statements of operations and comprehensive loss and condensed consolidated balance sheets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Direct costs	$4,886	$533	$12,512	$1,533
Selling, general, and administrative	21,994	3,636	58,294	9,060
Property and equipment, net	958	291	3,013	348

Stock Options

For options granted under the 2026 Plan, the per-share exercise price must at least equal the fair value of the Company’s Class A Common Stock on the date of grant and generally have four-year ratable vesting schedules beginning on the grant date or, with respect to the IPO Options, the grant date of the underlying PIU, and their term may not exceed ten years. The following table summarizes the Company’s options and changes during the nine months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price
Outstanding as of January 1, 2026	—	$—
Options granted	7,604,346	23.19
Options exercised	—	—
Options forfeited	(102,992)	23.00
Outstanding as of September 30, 2026	7,501,354	$23.19

As of September 30, 2026, $74.2 million of unrecognized compensation cost related to unvested options granted is expected to be recognized over a weighted average period of approximately 1.8 years.

In addition to the IPO Options, stock options were also granted to certain employees during the nine months ended September 30, 2026. The fair value of the options was determined using the Black-Scholes option-pricing model based on the fair value of the underlying stock price and exercise price at the grant date and the significant inputs and assumptions summarized below:

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

Restricted Stock Awards

RSAs generally have four-year ratable vesting schedules beginning on the grant date, with restrictions on transferring shares prior to the final scheduled vesting date for each award. The fair value of the RSAs granted is derived from the fair value of the Company’s Class A Common Stock on the date of grant. The following table summarizes the Company’s RSAs and changes during the nine months ended September 30, 2026:

	Number of RSAs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2026	—	$—
RSAs granted	7,391,764	5.02
RSAs vested	(607,977)	2.66
RSAs forfeited	(127,561)	4.93
Outstanding as of September 30, 2026	6,656,226	$5.24

As of September 30, 2026, $18.4 million of unrecognized compensation cost related to unvested RSAs granted is expected to be recognized over a weighted average period of approximately 2.0 years.

Restricted Stock Units

RSU grants to employees generally have a three to four-year ratable vesting schedule beginning on the grant date and RSU grants to non-employee directors generally vest on the earlier of the first anniversary of the grant date or the first annual meeting of stockholders following the grant date for each tranche. The shares of Class A Common Stock underlying the RSUs are not issued until the RSUs vest. The fair value of the RSUs granted is derived from the fair value of the Company’s Class A Common Stock on the date of grant.

The following table summarizes the Company’s RSUs and changes during the nine months ended September 30, 2026:

	Number of RSUs	Weighted Average Grant-Date Fair Value
Outstanding as of January 1, 2026	—	$—
RSUs granted	757,102	22.44
RSUs vested	—	—
RSUs forfeited	(2,292)	17.39
Outstanding as of September 30, 2026	754,810	$22.46

As of September 30, 2026, $13.2 million of unrecognized compensation cost related to unvested RSUs granted is expected to be recognized over a weighted average period of approximately 1.7 years.

NOTE 12 — NET LOSS PER SHARE

As of September 30, 2026, the Company has two classes of common stock outstanding, Class A Common Stock and Class B Common Stock. Basic net loss per share of Class A Common Stock is computed by dividing net loss attributable to X-energy by the weighted-average number of shares of Class A Common Stock outstanding during the period. Diluted net loss per share of Class A Common Stock is computed by dividing net loss attributable to X-energy by the weighted-average number of shares of Class A Common Stock outstanding adjusted to give effect to potentially dilutive elements. Shares of Class B Common Stock do not share in the earnings or losses of X-energy and are therefore not participating securities. As such, shares of Class B Common Stock are not included in the computation of net loss per share.

Diluted net loss per share for all periods for which loss per share is presented is the same as basic net loss per share as the inclusion of potentially issuable shares would be antidilutive. The potentially dilutive securities that were excluded consist of 108.7 million shares of Class B Common Stock, 14.1 million shares related to warrants that are exercisable contingent upon future events or performance conditions, 7.5 million outstanding stock options, and 7.4 million outstanding RSAs and RSUs. For additional details, see Note 10 — Stockholders’ Equity and Mezzanine Equity for Class B common stock; Note 14 — Related Party Transactions for warrants; and Note 11 — Equity-Based Compensation, for options, RSAs, and RSUs.

Prior to the IPO, XERC’s limited liability company structure included several different types of interests including ownership interests and profits interests and did not present earnings per share. Due to the IPO and Reorganization Transactions, the capital structure before and after the IPO is not comparable and would not be meaningful to the users of these condensed consolidated financial statements. As a result, only loss per share for periods subsequent to the IPO are presented. Therefore, the basic and diluted net loss per share for the nine months ended September 30, 2026 represents only the period from the date of the Reorganization Transactions through September 30, 2026, and the basic and diluted net loss per share for the three months ended September 30, 2026 represents the full quarter.

A reconciliation of the numerator and denominator used in the calculation of basic and diluted net loss per share of Class A Common Stock is as follows (in thousands, except share and per share data):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2026	2026
Numerator:
Net loss	$(83,680)	$(355,230)
Less: Net loss attributable to XERC prior to the IPO	—	(187,376)
Less: Net loss attributable to non-controlling interests subsequent to the IPO	(24,236)	(49,320)
Numerator for basic and diluted net loss per share - Net loss attributable to X-energy	$(59,444)	$(118,534)
Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	283,534,719	282,095,711
Net loss per share of Class A common stock, basic and diluted	$(0.21)	$(0.42)

NOTE 13 — FAIR VALUE MEASUREMENTS

The liabilities recorded at fair value and measured on a recurring basis are all Level 3 measurements as of December 31, 2025. There are no liabilities recorded at fair value and measured on a recurring basis as of September 30, 2026.

Rollforward of Level 3 Measurements

A rollforward of the Level 3 measurements is as follows (in thousands):

	June 2022 Warrants	2024 Warrant
Beginning balance as of January 1, 2026	$10,776	$263,390
Change in fair value recognized in Other income (expense), net	12,697	101,776
Exercises/Settlements	(23,473)	(365,166)
Ending balance as of September 30, 2026	$—	$—

	June 2022 Warrants	December 2022 Warrants	C-2 Notes	2024 Warrant
Beginning balance as of January 1, 2025	$3,636	$1,394	$18,537	$45,604
Conversions	—	—	(30,787)	—
Change in fair value recognized in Other income (expense), net	6,615	(1,394)	12,694	200,765
Change in fair value attributable to instrument-specific credit risk recognized in Other comprehensive income(1)	—	—	(444)	—
Ending balance as of September 30, 2025	$10,251	$—	$—	$246,369

_________

(1)
As the fair value option was elected for the C-2 Notes, the change in fair value attributable to instrument-specific credit risk associated with each instrument is recorded within Other comprehensive income (loss), and the remaining change in fair value is recorded within Other income (expense), net on the condensed consolidated statement of operations and comprehensive loss. The change in instrument specific credit risk is estimated based on the option adjusted spread of comparable companies and the option adjusted spread of the U.S. high yield index for companies with similar credit ratings.

Valuation Techniques and Significant Unobservable Inputs

A significant increase or decrease in any of the significant unobservable inputs used in the fair value measurement of the warrant liabilities or C-2 Notes could result in a significantly higher or lower fair value measurement. The quantitative inputs and assumptions used for items categorized in Level 3 of the fair value hierarchy are summarized below:

2024 Warrant

The fair value of the 2024 Warrant (as defined in Note 14 — Related Party Transactions) is based on an option pricing method of allocation. The 2024 Warrant was exercised on March 18, 2026. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the 2024 Warrant are as follows:

Significant Inputs	March 18, 2026	September 30, 2025
Expected term (years)	N/A	0.3 - 0.5
Equity volatility	90.0%	74.6% - 90.0%
Risk-free rate	3.7%	3.8% - 4.0%

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

Historically, the fair value of the June 2022 Warrants was based on an option pricing method of allocation. The significant inputs, including significant unobservable inputs, used in the recurring Level 3 fair value measurements of the June 2022 Warrants are as follows:

Significant Inputs	September 30, 2025
Expected term (years)	0.3 - 2.4
Equity volatility	90.0% - 94.8%
Risk-free rate	3.6 - 4.0%

December 2022 Warrants

On December 5, 2022, the Company issued 444,444 warrants (the “December 2022 Warrants”) to purchase common units of the Company. The December 2022 Warrants had an exercise price of $0.01 per unit, were not exercisable until 36 months following the issuance of the C-2 Notes, subject to the achievement of certain business requirements, and were liability classified. As of September 30, 2025, the achievement of the business requirements was deemed not probable and the fair value was marked to zero. As of December 31, 2025, the December 2022 Warrants expired as business requirements of the holder were not met.

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

Significant Inputs	September 30, 2025
Equity volatility	85.0%
Risk-free rate	3.6%

Held-to-Maturity Securities—Amortized Cost and Fair Value

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis, categorized based upon the fair value hierarchy, are as follows (in thousands):

		Fair Value
	Carrying Value	Level 1	Level 2
September 30, 2026
Cash equivalents
Money market fund	$13,013	$13,013	$—
Total in cash and cash equivalents	$13,013	$13,013	$—
Short-term investments
Corporate bonds	$321,168	$—	$320,177
Government treasury bills	56,499	56,335	—
Commercial paper and certificates of deposit	117,445	—	117,206
Foreign issuer debt securities	19,236	—	19,210
Total in short-term investments	$514,348	$56,335	$456,593
Long-term investments
Corporate bonds	$212,872	$—	$211,311
Government treasury bills	26,180	25,836	—
Foreign issuer debt securities	8,061	—	8,039
Total in long-term investments	$247,113	$25,836	$219,350

December 31, 2025
Cash equivalents
Money market fund	$152,951	$152,951	$—
Commercial paper and certificates of deposit	45,430	—	45,432
Corporate bonds	36,021	—	36,022
Foreign issuer debt securities	1,191	—	1,191
Total in cash and cash equivalents	$235,593	$152,951	$82,645
Short-term investments
Corporate bonds	$163,331	$—	$163,335
Government treasury bills	88,154	88,206	—
Commercial paper and certificates of deposit	35,717	—	35,726
Foreign issuer debt securities	17,706	—	17,708
Total in short-term investments	$304,908	$88,206	$216,769
Long-term investments
Corporate bonds	$208,419	$—	$208,482
Government treasury bills	43,468	43,540	—
Foreign issuer debt securities	9,571	—	9,573
Total in long-term investments	$261,458	$43,540	$218,055

The following table summarizes the carrying values and fair values of the Company’s financial instruments that were not carried at fair value on the condensed consolidated balance sheets (in thousands):

September 30, 2026	Amortized Cost Basis	Allowance for Credit Losses	Net Carrying Amount	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value
U.S. Government securities	$82,678	$—	$82,678	$—	$(507)	$82,171
Corporate securities	651,486	—	651,486	20	(2,811)	648,695
Foreign securities	27,297	—	27,297	1	(49)	27,249
Total held-to-maturity securities	$761,461	$—	$761,461	$21	$(3,367)	$758,115

December 31, 2025
U.S. Government securities	$131,623	$—	$131,623	$123	$—	$131,746
Corporate securities	407,466	—	407,466	105	(28)	407,543
Foreign securities	27,277	—	27,277	5	(1)	27,281
Total held-to-maturity securities	$566,366	$—	$566,366	$233	$(29)	$566,570

The amortized cost and estimated fair value of held-to-maturity securities by contractual maturity are shown below (in thousands):

September 30, 2026	Amortized Cost Basis	Fair Value
Due in less than one year	$514,348	$512,930
Due after one year through five years	247,113	245,185
Total	$761,461	$758,115

December 31, 2025
Due in less than one year	$304,908	$304,975
Due after one year through five years	261,458	261,595
Total	$566,366	$566,570

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

Related Party Warrants

On October 3, 2025, agreements with a related party customer were modified through the issuance of a warrant (the “2025 Warrant”) and the Company accounted for such modification in accordance with ASC 606, Revenue from Contracts with Customers. The 2025 Warrant may be exercised by the holder when all of the Xe-100 units associated with the customer’s agreements are considered fully operational (the “Vesting Event”) and entitles the holder to purchase up to 14.1 million shares of Class A Common Stock at an exercise price of $6.4870 per unit. The exercise period ends at the earlier of (i) one year from the Vesting Event, (ii) event of non-compliance and (iii) a consummation of a change of control or a listing event of the Company, to the extent it occurs after vesting. The Vesting Event is considered a performance condition in accordance with ASC 718, as the Vesting Event is a performance target defined solely by reference to the Company’s own operations. As the 2025 Warrant was issued to a customer and not in exchange for a distinct good or service that the customer transfers to the Company, the Company accounts for the 2025 Warrant as consideration payable to a customer under ASC 606, and will recognize the Warrant as a decrease to the transaction price, measured based on the grant date fair value when the performance condition is deemed probable. The grant date fair value was determined to be $162.7 million.

Moreover, the Company determined that the 2025 Warrant will be classified as an equity award based on the criteria of ASC 718. When the performance condition is deemed probable, the Company will recognize the 2025 Warrant as an equity classified instrument on the condensed consolidated balance sheet measured based on its grant date redemption value. Upon the performance condition becoming probable of occurring, any difference between the 2025 Warrant’s grant date fair value and its grant date redemption value shall be presented in permanent equity.

As of September 30, 2026, and December 31, 2025, the 2025 Warrant was not deemed probable of vesting, and thus, the Company did not recognize any amount related to the 2025 Warrant. The Company will assess whether it is probable that the 2025 Warrant will vest at the end of every reporting period.

In connection with the issuance of the Series C-1 Preferred Units, one investor and potential future customer was issued a warrant (the “2024 Warrant”) for no additional consideration. The 2024 Warrant was required to be classified as a liability and measured at fair value on an ongoing basis pursuant to ASC 480 since the underlying Series C-1 Preferred Units are redeemable for cash upon the occurrence of certain events that are considered outside of the Company’s control. The 2024 Warrant could be exercised by the holder at any time from the issuance date until the 18-month anniversary of the issuance date and entitled the holder to purchase up to 40.2 million Series C-1 Preferred Units at an exercise price of approximately $7.46 per unit. As the 2024 Warrant was issued for no additional consideration, and did not meet the criteria for capitalization of a contract asset, the issuance date fair value of the 2024 Warrant of $55.3 million was expensed upon its issuance. Additionally, in March 2026, the Company amended the 2024 Warrant to permit the holder to elect a cashless exercise of the 2024 Warrant at an earlier date than provided by the 2024 Warrant’s original terms. The warrant holder exercised the 2024 Warrant on March 18, 2026 as a cashless exercise and received 19.6 million Series C-1 Preferred Units.

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

The table below summarizes related party revenues that are reflected within Services revenue in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue associated with Dow	$6,258	$1,299	$10,575	$6,320
Total	$6,258	$1,299	$10,575	$6,320

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

The subcontracting services primarily pertain to support services related to ARDP, and the general and administrative services include rent for office space, consulting services, and other general and administrative services. The table below summarizes the expenses with related parties that are reflected in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Subcontracting services(1)	$3,527	$3,894	$8,157	$14,851
General and administrative services(2)	101	206	454	718
Total	$3,628	$4,100	$8,611	$15,569

__________

(1)
Expenses relating to subcontracting services are reflected within Direct costs in the condensed consolidated statements of operations and comprehensive loss.
(2)
Expenses related to general and administrative services are reflected within Selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

Amounts Due to/from Related Parties

The table below summarizes the balances with related parties that are reflected within the condensed consolidated balance sheets (in thousands):

	September 30, 2026	December 31, 2025
Receivable and unbilled revenues(1)	$22,607	$4,580
Payable and accrued expenses(2)	3,698	4,225
Short-term deferred revenue(2)	2,441	—
Long-term deferred revenue(3)	13,333	2,353

__________

(1)
These balances are reflected within Due from related parties in the condensed consolidated balance sheets. These balances are related to Dow. $6.1 million and $0.7 million as of September 30, 2026 and December 31, 2025, respectively, are unbilled.
(2)
These balances are reflected within Due to related parties in the condensed consolidated balance sheets.
(3)
These balances are reflected within Long-term deferred revenue with related parties in the condensed consolidated balance sheets.

Upon the closing of the Series D Preferred Units and resulting change in capital ownership, the Company reevaluated its related parties. Accordingly, certain entities that were previously considered related party entities that the Company has historically conducted business with are no longer considered related parties as defined in ASC 850, Related Party Disclosures, beginning on November 21, 2025. The Company has disclosed transactions occurring prior to November 21, 2025 with these entities as related party transactions.

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

The periods beginning January 1, 2020 onward are currently subject to audit. As of September 30, 2026 and December 31, 2025, the Company has $2.2 million and $1.1 million, respectively, in contract-related reserves for its estimate of potential refunds to customers recorded in Accrued liabilities on the condensed consolidated balance sheets.

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

Unconditional Purchase Obligations

The Company has entered into certain agreements in which the Company is committed to purchase goods or services, primarily related to supply agreements for long-lead materials including graphite components and uranium enrichment services. Under certain of these agreements, the timing of payments and delivery may be deferred, generally by up to one year, if specified conditions are not satisfied. Certain of these agreements also require the Company to prepay a portion of the estimated delivery price approximately 12 months in advance of the delivery date. These prepayments are included in the table below for the periods in which they are expected to be paid. The amounts below are based on contractual pricing in effect as of September 30, 2026 and on expected delivery schedules. They do not reflect certain adjustments, such as future inflation or contractual price escalation adjustments or adjustments to the base price in the event of an increase of foreign supply, provided for under certain of these agreements, which could increase or decrease the amounts the Company ultimately pays. As of September 30, 2026, the Company’s commitments are as follows (in thousands):

Unconditional Purchase Obligations
2026	$24,314
2027	35,000
2028	36,393
2029	19,393
2030	18,469
Thereafter	178,640
Total	$312,209

For the three and nine months ended September 30, 2026, $7.3 million and $22.3 million of unconditional purchase obligations have been recognized, respectively. For the three and nine months ended September 30, 2025, no unconditional purchase obligations were recognized.

NOTE 16 — SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash investing and financing activities are as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Conversion of C-2 Notes to Series C Preferred Units	$—	$30,787
Accrued deferred transactions costs	—	1,938
Government grant reimbursement receivable for purchase of property and equipment	24,972	15,092
Property and equipment included in accounts payable and accrued liabilities	24,730	5,396

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

In making resource allocation decisions and assessing operational outcomes, the CODM relies on overall net income (loss) as the primary metric both during the annual planning process and for evaluating results on a quarterly basis. The primary expenses presented to the CODM and incorporated in segment performance are related to operating expenses and non-operating expenses. Operating expenses consist of Direct costs; Selling, general and administrative costs; and Research and development costs. Non-operating expenses consist of Interest expense, Interest income, and Other income (expense). The condensed consolidated statements of operations for the three and nine months ended September 30, 2026 and 2025 present these significant segment expenses for the Company’s single operating segment. The condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025 likewise display the assets and liabilities attributable to this single segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Unless otherwise indicated or the context otherwise requires, references in this section to the “Company,” “we,” “us,” “X-energy,” or “our” refer to the business of X-Energy Reactor Company, LLC and its subsidiaries (“XERC”) for the period prior to the initial public offering and X-Energy, Inc. and its subsidiaries for all periods after the initial public offering.

Overview

X-energy is a leading developer of advanced nuclear reactors (commonly referred to as small modular reactors, “SMRs”) and fuel technology. We believe these scalable, power generation technologies help satisfy historically unprecedented electricity demand growth, driven by industrial growth and reshoring of manufacturing, the development of artificial intelligence (“AI”) and associated data center infrastructure, and broader electrification. We intend to continue developing our reactor and fuel technology with the goal of achieving commercial delivery of our first fleets of reactors by the early 2030s.

Our flagship product, the Xe-100, is an advanced small modular High Temperature Gas-cooled Reactor (“HTGR”), and has been in development for nearly a decade. The Xe-100 reactor is designed to generate 80 megawatts of electric power or 200 megawatts of thermal output (heat), or a combination thereof. This reactor technology builds on more than 50 years of research and development by the global nuclear industry and the operating experience of previous HTGRs. The Xe-100 design has several technological attributes that we believe make it advantaged compared to other sources of baseload generation. These include advanced safety features, virtually no direct greenhouse gas (“GHG”) emissions during generation, high thermal output, load-following capabilities, and modularity, all of which allow X-energy to more specifically meet a customer’s power and/or industrial heat needs. X-energy’s Xe-100 is designed to simplify project delivery through reduced supply chain complexity and labor intensity during construction when compared with conventional nuclear energy sources, which we believe will lead to lower cost and faster deployment timelines . X-energy has engineered the deployment of its Xe-100 into a four-reactor format that outputs 320 MWe (or 800 MWt). By deploying four independent reactor modules instead of a single unit, this four-reactor configuration can deliver high levels of reliability and redundancy required for both AI and industrial heat applications.

X-energy’s reactors use a tri-structural isotropic (“TRISO”) coated particle fuel in the form of a spherical ‘pebble’, called TRISO-X fuel. This pebble fuel consists of enriched uranium fuel kernels individually encapsulated in layers of silicon carbide and pyrolytic carbon, forming miniature containment systems that trap fission products. These particles are then embedded in a graphite matrix to make fuel pebbles that possess exceptional safety margins, enabling operations at very high temperatures. The high-assay low-enriched uranium (“HALEU”) fuel used in our TRISO-X pebble fuel in steady state reactor operations is enriched to 15.5%, a higher energy density form than the less than 5% low-enriched uranium (“LEU”) fuel used in steady state operations in conventional nuclear reactors. TRISO-X fuel will be produced at our fuel fabrication facilities in Oak Ridge, Tennessee and any other future locations. The first facility (“TX-1”) began site preparation for construction in October 2024, completed vertical construction in September 2026 and has commenced the next phase of construction. Upon completion, we believe it will be North America’s first purpose-built commercial advanced nuclear fuel fabrication facility. In February 2026, TRISO-X received an initial 40-year Special Nuclear Material License under 10 CFR Part 70 from the Nuclear Regulatory Commission (“NRC”) enabling TRISO-X to commercially manufacture X-energy’s TRISO-X fuel at TX-1. This license will also cover a second fuel fabrication facility (“TX-2”) currently planned on the same site. The TX-1 facility will have sufficient production capacity to support the fuel fabrication needs of the first 11 Xe-100 reactors at steady state operations. We plan to construct TX-2 at the same site as TX-1 and expect TX-2 will support fuel for up to 44 Xe-100 reactors annually. As we continue construction and the buildout of our fuel fabrication facilities and transition to commercial fuel production operations, we expect our costs may continue to increase in future periods, including as a result of higher costs to complete construction, long-lead equipment supply constraints and the expansion of our workforce and operational capabilities.

In addition to its technology leadership, X-energy has high-quality customers and partners across its four existing projects with Dow, Amazon/Energy Northwest, Centrica and Amazon/American Electric Power (“AEP”), who we expect will underpin the deployment of the initial fleet of Xe-100 reactors. Taken together, assuming each customer exercises its contingent rights in full, these customers provide us with a more than 11 gigawatts electric (“GWe”), 144 reactor pipeline across the U.S. and the U.K. Advanced development efforts are already underway on the first Dow project at its Seadrift Operations site in Texas and the first Amazon-backed project in connection with Energy Northwest.

Dow is expected to be X-energy’s first customer to receive a reactor and is a global leader in the specialty chemicals industry. X-energy has partnered with Dow through a Master Project Development Agreement (“MPDA”) and Commercial Cooperation Agreement (“CCA”) to provide our services in support of a first-of-a-kind (“FOAK”) deployment of four Xe-100 reactors to provide power and industrial steam at Dow’s UCC Seadrift site in Texas. With the support and assistance of X-energy, Long Mott Energy, LLC, a wholly owned subsidiary of Dow, filed a Construction Permit Application (“CPA”) with the NRC in March 2025 which was docketed in May 2025. In November 2026, approval of the CPA from the NRC was announced ahead of schedule. As part of the CPA process, the NRC completed its Environmental Assessment and concluded with a Finding of No Significant Impact and completed its safety review for the initial deployment of the Xe-100 and issued a Final Safety Evaluation Report. We expect our first commercial reactor delivery to occur in the early 2030s.

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

In August 2026, we entered into a Joint Development Agreement with AEP to advance feasibility work for a proposed 12-unit, 960 MWe Xe-100 project at an AEP-owned site in Sullivan County, Indiana. AEP and Amazon entered into a related Funding and Development Agreement. This would be the second deployment under our collaboration with Amazon.

In September 2025, X-energy and Centrica signed a Joint Development Agreement dedicated to building and operating Xe-100 reactors in the U.K. X-energy and Centrica have identified Hartlepool as the preferred site for the first of a planned U.K. fleet of approximately six GWe (representative of 76 reactors likely deployed as 19 four-reactor configurations). A project at Hartlepool will be composed of up to twelve 80 MWe reactors, each with the capability to provide high temperature steam for industrial decarbonization. In June 2026, we submitted an application to enter the United Kingdom’s Generic Design Assessment process for our Xe-100, and the application was accepted in September 2026. Subject to securing appropriate permissions and licenses, the first electricity generation is expected to be in the mid-2030s.

X-energy maintains a strong relationship with the DOE and in December 2020 was awarded an initial $1.2 billion as part of its selection as one of two awardees in the ARDP, the most substantial federal commitment ever made to deploying advanced nuclear technology. The cooperative agreement for the program, signed in February 2021 (the “ARDP Agreement”), provides 50/50 cost share of $2.4 billion of eligible costs ($1.2 billion reimbursement), allowing X-energy to continue work toward design, licensing, commercialization, and construction of its first-of-a-kind commercial advanced nuclear plant and TX-1, its first commercial TRISO-X fuel fabrication facility, while benefiting from decades of nuclear experience and knowledge within the DOE. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March 2025 and extends through March 2027. We submit non-competitive applications for an additional budget period within the contractual award timeline under the ARDP Agreement (“Continuation Applications”) to the DOE to extend funding into subsequent periods. Extensions beyond the current budget period are subject to DOE discretion and approval. Under the terms of the ARDP Agreement that rely on the Office of Management and Budget (OMB) guidance, the total extension of the award may not exceed three years (for a total period of performance of 10 years). Any additional extension would require an approval within DOE beyond the authority provided in the ARDP Agreement. If we are unable to obtain extensions and incur eligible costs beyond the currently approved period of performance, we would forgo reimbursement for such costs and may face de-obligation of unobligated funds at closeout. There can be no assurance that we will receive additional ARDP funding beyond the current budget period or that extensions will be granted.

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

In addition, we believe current energy alternatives fall short. Solar and wind generally have low capacity factors requiring costly firming infrastructure to achieve comparable reliability; fossil fuel generation requires backup during maintenance, faces challenges to meet government and customers’ climate targets, and has faced order backlogs, supply constraints and elevated costs; and traditional large-scale nuclear requires more land and significantly larger safety zones (16 kilometers versus 400 meters) than HTGRs. The Xe-100’s expected passive safety features, modular redundancy, online refueling, compact footprint, and virtually zero direct GHG emissions enable co-location with power demand hubs and flexible capacity scaling to match customer-specific requirements.

Factors Affecting Our Performance

Our ability to commence and expand commercial operations

Our business model is dependent on our commencing and expanding commercial operations. We currently anticipate initial customer deliveries to achieve mechanical completion in the early 2030s, which we expect to take place 1-2 years ahead of commencement of operations. Commencement of nuclear construction for these projects is dependent upon customer investment decisions, achieving design maturity, completing engineering work, producing fuel for customers, and supporting our customers in pursuing necessary permits and licenses from the NRC and other agencies. Failure to complete any one of these tasks in a timely manner could result in us being unable to begin production in the anticipated timeframe.

We are developing a global network of potential customers and supply chain partners that we expect will play an integral role in bringing our technology to market. We are dependent on a limited number of suppliers for long-lead procurement items and critical supply components, including graphite, nuclear steel forgings, and HALEU, among other materials. Many of these items are specialized, have long fabrication timelines, are subject to price increases and constrained labor markets, and are available from only a small number of qualified suppliers who often require purchase commitments or prepayments. For example, in the near term, TRISO-X will depend on the U.S. government and a limited number of commercial HALEU suppliers with which we have entered into long-term supply arrangements for access to HALEU. These supply arrangements include purchase and prepayment commitments. We and our customers also depend on third parties for uranium conversion and deconversion services, for which the market is limited and still developing. To the extent the U.S. government restricts our access to HALEU or otherwise fails to obtain sufficient HALEU for our needs, or the commercial market for enrichment, including from our supply partners, fails to materialize in the amounts and in the timeframe we require or at all, our ability to commence and expand commercial operations may be significantly impaired.

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

Additionally, the market for SMRs has not yet been established, as we are one of the pioneers in the industry. As we scale and continue to invest in the capabilities of our SMRs, procure long lead-time items and engineering activities, increase our service offerings, capabilities and workforce, our future revenue depends on a growing number of jurisdictions throughout the U.S. and globally adopting SMRs as an always-on, carbon emissions-free alternative to other energy sources.

Inflation, supply chain pressures, and rising development costs could increase our operating expenses and adversely affect our margins

We are a development and design stage company that is preparing its flagship product for market, with substantial governmental support and collaboration from a team of commercial partners. As we develop the Xe-100, TRISO-X fuel and other aspects of our business, we have been, and expect to continue to be, adversely affected by price increases from our suppliers and logistics partners as a result of inflation as well as other factors such as supply constraints, increased development, constrained labor market and overhead costs. We also expect our costs may continue to increase in future periods as we expand our workforce to execute on our expected timelines, add customers, partners and projects, and continue construction and the buildout of our fuel fabrication facilities and transition to commercial fuel production. These costs will vary depending on the requirements of each project and customer, our timelines and other factors.

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

Dow’s current funding commitments are representative of a typical energy project development process. At present, Dow’s funding is released as project milestones are reached; however, X-energy has no obligation to move forward with the project without funding from Dow. As we are currently in preliminary design, X-energy is receiving revenues from Dow pursuant to our MPDA for services including engineering services related to the Seadrift site, NRC licensing activities, and other technology use typical of services rendered during this development phase. If project milestones are reached, Dow’s funding commitments are expected to increase, as Dow will need to fund long-lead procurement and engineering services years in advance of commercial operations. However, in advance of certain project milestones, X-energy’s prepayments and purchase commitments will continue to increase as we fund select long lead-time procurement items and engineering activities to support project timelines. While we currently expect to be reimbursed or compensated for these payments and commitments by our customers, or to repurpose these items and activities for other projects, customers are not obligated to assume or reimburse these obligations.

If a final investment decision is made, Dow is expected to continue to be responsible for the funding of the construction of the Xe-100 plant, which is eligible under the ARDP grant for 50/50 cost share. If Dow does not make a final investment decision with respect to the Seadrift project, X-energy is under no obligation to continue funding to the Dow project or construction on the plant itself. However, in order to continue our participation in the ARDP program, we would need to identify another customer within a reasonable amount of time for the demonstration portion of the project, and failure to do so could result in significant delays, increased costs, and loss of revenue. We continue to work with our commercial partners to seek opportunities for cost reductions associated with ARDP work. Irrespective of ARDP funding, we nonetheless expect sustained and increased inflation in the future and supply chain constraints to directly impact our operating expenses, which could ultimately impact expected gross margins across our business.

Our ability to obtain and maintain regulatory approvals at federal, state and local levels

Our capacity for continued growth and the ability to achieve and maintain profitability depends in large part on our ability to obtain and maintain regulatory approvals across multiple jurisdictions, including at the international, federal, state and local levels. The federal government, along with each state and local jurisdiction in which we operate, maintains distinct regulatory frameworks. These include laws and regulations that can directly or indirectly affect our operations and those of our customers, including matters related to real estate usage, environmental sustainability, employment and labor practices and community engagement. Our success will depend on our licensing team’s and our customers’ ability to continue to obtain and maintain regulatory approvals on commercially reasonable timelines and enhance our compliance programs. In addition, because our projects represent first-of-a-kind deployments, they may attract heightened scrutiny or opposition from local communities, non-governmental organizations, or advocacy groups, which could result in additional review, procedural challenges, or delays in obtaining regulatory approvals and increased costs or adverse outcomes.

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

We were selected by the DOE as an awardee under the ARDP in 2020 for one of two “demonstration” projects in the United States, and it is particularly critical to our success. The ARDP is structured as a 50/50 cost-share between the DOE and its private sector awardee for eligible costs, intended to reduce first-of-a-kind reactor risks with the goal to attract follow-on customers both domestically and in the global marketplace. More specifically, through the ARDP, we are eligible to receive from the DOE approximately 50% of the cost of designing the Xe-100. We are also eligible to receive approximately 50% of the cost of TX-1, our first fuel fabrication facility. Subsequent fuel fabrication facilities are not eligible for reimbursement. Finally, our first customer to build a reactor, Dow, is eligible to receive approximately 50% of the cost to build the first Xe-100, which it will do at its Seadrift site in Texas. Congress has appropriated funding that was allocated towards our award, in a total of approximately $1.1 billion, as well as recent additional appropriations of $3.1 billion to ARDP and other nuclear projects. While we have been notified that we were selected to receive an additional amount under the ARDP, any increase in the amount allocated to X-energy remains subject to execution of a subsequent contract award modification to the ARDP Agreement by the DOE’s contracting officer and continuation application approvals. If political support for the prioritization of the development of nuclear energy decreases, including due to policy changes by the current U.S. administration or future administrations or changing congressional funding priorities, we may be unable to secure continued government funding under the ARDP including any expected increase, which would adversely affect our business, development timeline, and financial condition.

Our ability to expand our services offerings

We intend to offer customers a diversified suite of services throughout the life of a project / reactor, beginning prior to a plant’s commercial operation date. Our envisioned suite of services includes pre- and post-commercial operations date offerings, whereby we intend to provide customers with critical services related to the design, development, licensing, construction, fueling, operations and maintenance of the Xe-100. We expect that, as we refine our services offerings, first with Dow and the early Amazon and Centrica projects, the number of services we offer and the percentage of revenue we generate from our services offerings will grow. We anticipate that our services offerings will provide consistent, recurring revenues throughout the expected life of each reactor. Our revenue mix and margins will depend on the mix of services we provide to each customer. As our project portfolio grows and customer timelines increasingly overlap, we expect to continue building out our capabilities, including project management and controls, engineering, quality assurance and contract management, to support multiple concurrent projects, which we expect will increase our operating expenses and capital expenditures in future periods.

Recent Developments

Initial Public Offering

In April 2026, we completed our initial public offering (“IPO”), in which we issued and sold an aggregate of approximately 50.9 million shares of our Class A Common Stock, which includes the exercise of the underwriters’ over-allotment option, at a public offering price of $23.00 per share. We received aggregate proceeds of approximately $1.1 billion after deducting the underwriting discounts and commissions and before offering expenses payable by us. In connection with our IPO, we conducted a reorganization of our organizational structure into what is commonly referred to as an umbrella partnership-C corporation structure. Refer to Item 1 of Part I — “Financial Statements — Note 1 — Organization and Nature of Business” for additional information.

HALEU Agreements

In August 2026, we entered into two long-term enrichment services agreements with domestic enrichment providers primarily to provide HALEU. Both provide for phased, multi-year minimum purchase commitments and prepayments by us to support the providers’ development of new domestic enrichment capacity.

Construction Permit Application

On November 9, 2026, Long Mott Energy, LLC, a wholly owned subsidiary of Dow, and the Company announced that the NRC approved the construction permit application for the proposed construction of four Xe-100s at Dow’s Seadrift site. This approval follows its CPA filing with the NRC in March 2025 with an 18-month review period set in June 2025.

Key Components of Results of Operations

Revenues and grant income

At present, our revenues and grant income are generally derived from contract services performed for the U.S. Government and commercial entities. Our revenues are generally derived from cost-share agreements such as the Advanced Reactor Demonstration Program (“ARDP”) provided by the U.S. government and research and development, product development, and fuel services provided to other government agencies and commercial entities. A majority of our contracts with the U.S. government are generally subject to the Code of Federal Regulations (“CFR”) and are competitively priced based on estimated costs of providing the contractual goods or services. In the future, we expect to generate revenue through technology fees for the use of the design of the Xe-100 technology, project planning, assembly coordination, construction support, regulatory support, procurement support, long-term services to customers and the supply of fuel and associated services.

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

Other income (expense)

Interest expense

Interest expense consists of amortization of deferred financing costs. All debt was extinguished or converted to equity in 2025.

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

Comparison of Fiscal Periods Ended September 30, 2026 and 2025

The following table includes our historical results for the periods indicated and the changes between periods (in thousands, except percentages):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Services revenue	$51,565	$26,401	$25,164	95%	$141,590	$60,411	$81,179	134%
Grant income	14,775	4,026	10,749	267%	22,774	12,324	10,450	85%
Total revenues and grant income	66,340	30,427	35,913	118%	164,364	72,735	91,629	126%
Operating expenses
Direct costs:
Direct costs	88,667	38,293	50,374	132%	233,058	102,146	130,912	128%
Equity-based and unit-based compensation	4,886	533	4,353	817%	12,512	1,533	10,979	716%
Selling, general and administrative:
Selling, general and administrative	53,231	28,112	25,119	89%	137,691	67,465	70,226	104%
Depreciation and amortization	807	376	431	115%	1,897	926	971	105%
Equity-based and unit-based compensation	21,994	3,636	18,358	505%	58,294	9,060	49,234	543%
Research and development	355	166	189	114%	654	1,376	(722)	(52)%
Total operating expenses	169,940	71,116	98,824	139%	444,106	182,506	261,600	143%
Operating loss	(103,600)	(40,689)	(62,911)	(155)%	(279,742)	(109,771)	(169,971)	(155)%
Other income (expense)
Interest expense	—	8	(8)	(100)%	—	(476)	476	100%
Interest income	19,727	4,367	15,360	352%	39,669	14,824	24,845	168%
Other income (expense), net	193	(182,704)	182,897	100%	(115,157)	(222,655)	107,498	48%
Total other income (expense), net	19,920	(178,329)	198,249	111%	(75,488)	(208,307)	132,819	64%
Net loss	$(83,680)	$(219,018)	$135,338	62%	$(355,230)	$(318,078)	$(37,152)	(12)%

Revenues and grant income

Total revenues and grant income increased by $35.9 million or 118% and $91.6 million or 126% for the three and nine months ended September 30, 2026, respectively, compared to the comparable prior-year periods. This was primarily due to increases of $29.3 million and $85.0 million in revenue and grant income from the ARDP Agreement with the U.S. Department of Energy (“DOE”) for the three and nine months ended September 30, 2026, respectively. This was driven by an increase in project execution activities under the ARDP Agreement as the Company continued to advance the development and finalization of the Xe-100 reactor design. The increase reflected higher spending on materials, subcontractor services, and compensation costs to support the expanded scope of work.

Operating expenses

Direct costs

Direct costs increased by $54.7 million or 141% and $141.9 million or 137% for the three and nine months ended September 30, 2026, respectively, compared to the comparable prior-year periods, primarily driven by expanded activity under the ARDP Agreement. Subcontracting costs increased by $23.5 million and $52.8 million for the three and nine months ended September 30, 2026, respectively, and direct materials costs increased $15.6 million and $33.3 million for the three and nine months ended September 30, 2026, respectively. Additionally, compensation costs increased by $15.3 million and $53.0 million for the three and nine months ended September 30, 2026, respectively, including $10.9 million and $42.0 million from higher employee headcount to support the expanded activity under the ARDP Agreement, and $4.4 million and $11.0 million from increased equity-based and unit-based compensation expense for the three and nine months ended September 30, 2026 due to stock option grants to certain former holders of Profits Interest Units (“PIUs”) in April in connection with the Company’s IPO. As the options are subject to the same provisions with respect to vesting as the related PIUs, a certain portion of which were vested prior to the IPO, the incremental compensation cost for options that vested upon grant was recognized immediately. The compensation cost for the unvested options will be recognized over the remaining service periods.

Selling, general and administrative

Selling, general and administrative expenses increased by $43.9 million or 137% and $120.4 million or 155% for the three and nine months ended September 30, 2026, respectively, compared to the comparable prior-year periods. Compensation costs increased by $27.4 million and $78.6 million for the three and nine months ended September 30, 2026, respectively, due to increases in equity-based and unit-based compensation expense of $18.4 million and $49.2 million for the three and nine months ended September 30, 2026, respectively, primarily due to the stock option grants discussed above, as well as $9.0 million and $29.4 million for the three and nine months ended September 30, 2026, respectively, from higher employee headcount. Additionally, infrastructure and professional service costs increased by $8.0 million and $23.8 million for the three and nine months ended September 30, 2026, respectively, primarily driven by cloud computing and storage costs for corporate use and professional fees for back-office support associated with our transition to, and initial operations as, a public company. Selling, general and administrative expenses increased a further $8.5 million and $12.0 million for the three and nine months ended September 30, 2026, respectively, from contractor costs related to corporate projects, including design costs for TX-2.

Research and development

Research and development expenses increased by $0.2 million or 114% and decreased by $0.7 million or 52% for the three and nine months ended September 30, 2026, respectively, compared to the comparable prior-year periods.

Other income (expense)

Interest expense

Interest expense decreased by $0.5 million or 100% for the nine months ended September 30, 2026, compared to the comparable prior-year period. This was due to the settlement, maturity, redemption, and conversion of all of our outstanding debt in prior periods. Interest expense did not change materially for the three months ended September 30, 2026 compared to the comparable prior-year period.

Interest income

Interest income increased by $15.4 million or 352% and $24.8 million or 168% for the three and nine months ended September 30, 2026, respectively, compared to the comparable prior-year periods. This was due to interest on investments in held-to-maturity securities that were made since the fourth quarter of 2025.

Other income (expense), net

Other income (expense), net increased by $182.9 million or 100% and $107.5 million or 48% for the three and nine months ended September 30, 2026 compared to the comparable prior-year period. This was primarily due to a $177.8 million and $104.2 million decrease in mark-to-market expense on warrant liabilities and C-2 notes for the three and nine months ended September 30, 2026, respectively, and a $4.3 million decrease in loss on conversion of the C-2 notes for both the three and nine months ended September 30, 2026.

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

Fully Diluted Share Count, Adjusted Net Loss, and Adjusted Net Loss Per Share, Diluted

Non-GAAP fully diluted share count is defined by us as the weighted average of our Class A common stock outstanding for the period reported if (i) all of the holders of Common Units in XERC redeemed their XERC Common Units for shares of our Class A common stock on a 1:1 basis (and effected the cancellation of their Class B common stock of which they hold an equal number to the number of XERC Common Units they hold), (ii) all of our outstanding options (whether or not vested and whether or not in-the-money) that remain outstanding were exercised for shares of Class A common stock and (iii) all of our outstanding RSAs and RSUs had vested.

Non-GAAP fully diluted share count is used by our management to evaluate, among other things, potential shareholder dilution and facilitate period-over-period comparability. In particular, we believe that the inclusion of non-GAAP fully diluted share count provides information that is useful to investors because this measure enables them to better evaluate the potential impact of outstanding XERC Common Units that are redeemable for Class A common stock (with an equal number of Class B common stock cancelled at the time of redemption) and equity awards on the Company’s capital structure.

Adjusted net loss adjusts GAAP net loss attributable to X-Energy, Inc. by (i) including net loss attributable to XERC prior to the IPO, (ii) including net loss attributable to non-controlling interests subsequent to the IPO, (iii) excluding equity-based and unit-based compensation, (iv) excluding mark-to-market losses on C-2 Notes, (v) excluding loss on conversion of C-2 Notes and the related reclassification of OCI, and (vi) excluding mark-to-market loss on warrant liabilities. Adjusted Net Loss Per Share, diluted is calculated by dividing Adjusted net loss by the fully diluted share count.

Adjusted net loss and Adjusted net loss per share, diluted are used by our management to, among other things, facilitate period-over-period comparability. Management believes these measures provide investors with useful supplemental information by facilitating period-to-period comparisons and by excluding the effects of certain non-cash items that may obscure underlying operating trends. Including net loss attributable to non-controlling interests enables investors to evaluate the operating results of the Company’s consolidated business without regard to its ownership structure.

We exclude equity-based and unit-based compensation, mark-to-market losses on C-2 Notes, loss on conversion of C-2 Notes and the related reclassification of OCI, and mark-to-market losses on warrant liabilities from our Non-GAAP Financial Measures (other than fully diluted share count) primarily because they are non-cash expenses and management finds it useful to exclude certain non-cash charges to assess the appropriate level of various operating expenses, understand underlying operating performance and assist in period over period comparability. Loss on conversion of C-2 Notes and the related reclassification of OCI was not included in the reconciliation in prior periods as the amount was zero in prior reported periods. Moreover, because of varying available valuation methodologies, subjective assumptions, and the variety of award types that companies can use under Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 718, Stock Compensation, we believe excluding equity-based and unit-based compensation allows investors to make meaningful comparisons between our recurring core business operating results and those of other companies. In addition, the losses on warrant liabilities and C-2 Notes vary based on changes in the Company’s valuation and are highly variable due to factors outside our control. Therefore, management does not consider losses on these financial instruments in the evaluation of the business or making operating plans. Accordingly, we believe these adjustments provide investors with a better understanding of the performance of our core business in a manner that is consistent with management’s view of the business.

The following table presents the reconciliations of (i) Net loss to Adjusted net loss; (ii) Weighted average shares of Class A common stock outstanding on both a basic and diluted basis to the fully diluted share count; and (iii) Net loss per share of Class A common stock to Adjusted net loss per share of Class A common stock on a diluted basis (in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator
Net loss attributable to X-Energy, Inc.	$(59,444)	$—	$(118,534)	$—
Net loss attributable to XERC prior to the IPO	—	(219,018)	(187,376)	(318,078)
Net loss attributable to non-controlling interests subsequent to the IPO	(24,236)	—	(49,320)	—
Net loss	$(83,680)	$(219,018)	$(355,230)	$(318,078)

Adjustments:
Equity-based and unit-based compensation	26,880	4,169	70,806	10,593
Mark-to-market loss on C-2 Notes	—	11,331	—	12,694
Loss on conversion of C-2 Notes and the related reclassification of OCI	—	4,344	—	4,344
Mark-to-market loss on warrant liabilities	—	166,446	114,473	205,986

Adjusted net loss	$(56,800)	$(32,728)	$(169,951)	$(84,461)

Denominator:
Weighted average shares of Class A common stock outstanding, basic and diluted	283,534,719	N/A	282,095,711	N/A

Adjustments:
Shares of Class B common stock outstanding(1)	108,710,892	N/A	108,710,892	N/A
Vested and unvested stock options outstanding	7,501,354	N/A	7,501,354	N/A
Unvested Restricted Stock Awards and Restricted Stock Units	7,411,036	N/A	7,411,036	N/A

Fully diluted share count(2)	407,158,001	N/A	405,718,993	N/A

Net loss per share, diluted(3)	$(0.21)	N/A	$(0.42)	N/A
Adjusted net loss per share, diluted(4)	$(0.14)	N/A	$(0.42)	N/A

__________

(1)
Holders of shares of Class B common stock hold an equal number of XERC Common Units. XERC Common Units can be redeemed for shares of Class A common stock or, at the Company’s election in certain circumstances, cash. At the time of redemption of XERC Common Units for shares of Class A common stock, an equivalent number of shares of Class B common stock are cancelled.
(2)
The Company currently has a warrant outstanding that is exercisable for 14.1 million shares contingent upon future events or performance conditions. In accordance with management’s assessment under ASC 450, this warrant was not deemed probable of vesting as of September 30, 2026. As such, the warrant is currently not included in the fully diluted share count.
(3)
Net loss per share, diluted is calculated by dividing the Net loss attributable to X-Energy, Inc. by the Weighted average shares of Class A common stock outstanding, basic and diluted.
(4)
Adjusted net loss per share, diluted is calculated by dividing Adjusted net loss by the fully diluted share count.

EBITDA and Adjusted EBITDA (defined below)

Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) adjusts Net loss attributable to X-Energy, Inc. by (i) including net loss attributable to XERC prior to the IPO, (ii) including net loss attributable to non-controlling interests subsequent to the IPO, and then adjusting, when applicable, for (iii) interest expense, (iv) interest income, and (v) depreciation and amortization. EBITDA is used by management to understand underlying operating performance and assist in period over period comparability by excluding the effects of financing decisions, income taxes, and non-cash depreciation and amortization, which can vary significantly between companies due to differences in capital structure, tax positions and asset bases. We believe EBITDA allows investors insight into the Company’s core operating performance and facilitates comparisons across reporting periods.

Adjusted EBITDA is EBITDA excluding (i) equity-based and unit-based compensation, (ii) mark-to-market loss on C-2 Notes, (iii) loss on conversion of C-2 Notes and the related reclassification of OCI, and (iv) mark-to-market loss on warrant liabilities. Adjusted EBITDA is used by our management to understand underlying operating performance and assist in period over period comparability. For the reasons stated above, we believe these adjustments exclude variables unrelated to the Company’s core operations and allow for meaningful comparisons between the Company’s operating results from period to period.

The following table presents the reconciliation of Net loss attributable to X-Energy, Inc. to EBITDA and Adjusted EBITDA (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net loss attributable to X-Energy, Inc.	$(59,444)	$—	$(118,534)	$—
Net loss attributable to XERC prior to the IPO	—	(219,018)	(187,376)	(318,078)
Net loss attributable to non-controlling interests subsequent to the IPO	(24,236)	—	(49,320)	—
Net loss	(83,680)	(219,018)	(355,230)	(318,078)

Adjustments:
Interest expense	—	(8)	—	476
Interest income	(19,727)	(4,367)	(39,669)	(14,824)
Depreciation and amortization	807	376	1,897	926

EBITDA	$(102,600)	$(223,017)	$(393,002)	$(331,500)

Adjustments:
Equity-based and unit-based compensation	26,880	4,169	70,806	10,593
Mark-to-market loss on C-2 Notes	—	11,331	—	12,694
Loss on conversion of C-2 Notes and the related reclassification of OCI	—	4,344	—	4,344
Mark-to-market loss on warrant liabilities	—	166,446	114,473	205,986

Adjusted EBITDA	$(75,720)	$(36,727)	$(207,723)	$(97,883)

Liquidity and Capital Resources

We assess our liquidity in terms of our ability to generate or obtain adequate amounts of cash to meet current and future needs. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials, subcontracted services and payroll which fluctuate from period to period, driven primarily by the timing and extent of activities required on new and existing projects. Management expects that future operating losses and negative operating cash flows may continue to increase from historical levels because of additional costs and expenses related to the development of our technology, procurement of long lead-time items and engineering activities, construction and design of our fuel fabrication facilities and transition to commercial production of our fuel, expansion of our workforce and capabilities, the addition of new customers, partners and projects, and the development of market and strategic relationships with other businesses. Consequently, our ability to execute our long-term business plan is dependent upon our ability to obtain additional capital to support our ongoing operations.

Historically, our primary sources of funding to support our operations have been revenue and grant income from the ARDP Agreement, contributions and loans from members, loans from financial institutions as well as capital raises. In April 2026, we completed our IPO, in which we issued and sold 50.9 million shares of our Class A common stock for net proceeds aggregating approximately $1.1 billion. While we have historically been successful in obtaining the capital necessary to support our operations, there is no assurance that we will be able to secure additional capital or other financing in the future.

We have had, and expect that we will continue to have, an ongoing need to raise additional capital from outside sources to fund our operations and expand our business. The amount and timing of our future capital needs will depend on many factors, including but not limited to, the cost and timing of construction phases of our fuel fabrication facilities, timing of project milestones and related funding, supply constraints and related delays, our project responsibilities and our obligations under our supply arrangements. If we are unable to raise additional capital when desired, or on acceptable terms, our business, financial condition, operating results and future prospects could be harmed, and we may not be able to complete our TX-1 fuel fabrication facility construction and begin production or begin construction on TX-2 or other fuel fabrication facilities, support development of the Xe-100 plant or conduct other research and development or project and fulfill our current business plan, and therefore, we may need to delay, re-evaluate or discontinue these and other projects. A successful transition to attaining profitable operations depends upon achieving a level of revenue and grant income adequate to support us.

We believe our existing balance of cash and cash equivalents and short-term investments will be sufficient to meet our obligations due or anticipated to be due within one year from the date of this Quarterly Report on Form 10-Q, including operating expenses, working capital, and current commitments for capital expenditures. As of September 30, 2026, we had cash and cash equivalents of $1,044.1 million, short-term investments of $514.3 million, and long-term investments of $247.1 million. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development and commercialization of the Xe-100 and our fuel fabrication facilities. Our future capital requirements may depend on many factors, including those set forth in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors.” We intend to finance these expenses with existing cash and cash equivalents, customer and government funding and further issuances of debt or equity securities. Thereafter, we expect we will need to raise additional capital and generate revenues and grant income to meet long-term operating requirements. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our equity holders could be significantly diluted, and these newly issued securities may have rights, preferences or privileges senior to those of existing equity holders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and also require us to incur interest expense. There can be no assurances that we will be able to raise additional capital on favorable terms or at all. The inability to raise capital could adversely affect our ability to achieve our business objectives.

We had the following debt facility and debt outstanding during the three and nine months ended September 30, 2025 which were matured or converted during the year ended December 31, 2025 and were no longer outstanding during the nine months ended September 30, 2026:

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
•
Series C-2 Convertible Notes: During 2022 and 2023, we issued convertible notes payable in an aggregate principal amount of $113.0 million (“C-2 Notes”), of which $70.0 million of the C-2 Notes were issued to related parties. The C-2 Notes were scheduled to mature on September 30, 2025 and accrued 10.0% of payable-in-kind interest annually. On October 11, 2024, a portion of the C-2 Notes with an aggregate principal balance of $98.0 million converted into 17.0 million Series C preferred units. On September 30, 2025, the outstanding principal and unpaid accrued interest on the C-2 Notes were converted into 2.9 million Series C preferred units.

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

Cash Flows Nine Months Ended September 30, 2026 and 2025

Cash flow information is as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(215,778)	$(92,678)
Net cash used in investing activities	(289,508)	(41,766)
Net cash provided by financing activities	1,091,141	50,230

Operating Activities

For the nine months ended September 30, 2026, our operating activities used $215.8 million of net cash compared to $92.7 million for the nine months ended September 30, 2025. The increase in cash used in operating activities is primarily driven by increases in activity on the ARDP Agreement, deposits to vendors for long-lead materials, and corporate headcount and corporate contractors during the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025.

Investing Activities

For the nine months ended September 30, 2026, our investing activities used $289.5 million of net cash compared to $41.8 million for the nine months ended September 30, 2025. The increase in net cash used in investing activities was attributable to investments in held-to-maturity securities and capital expenditures. During the nine months ended September 30, 2026, we purchased investments of $425.3 million, which were offset by proceeds from investment maturities of $233.9 million. There was no investment activity during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, compared to the corresponding prior year period, we had a $98.8 million increase in capital expenditures related to the construction of facilities, which was offset by a $42.5 million increase in reimbursements received for the capital expenditures qualifying under government grant programs.

Financing Activities

For the nine months ended September 30, 2026, financing activities provided $1.1 billion of net cash compared to $50.2 million for the nine months ended September 30, 2025. The net cash provided by financing activities during the nine months ended September 30, 2026 was primarily due to $1.1 billion of net proceeds from our initial public offering. The net cash provided by financing activities during the nine months ended September 30, 2025 was primarily due to the January 2025 issuance of Series C-1 preferred units of $53.4 million, offset by $2.5 million of cash paid for associated issuance costs.

Material Cash Requirements from Known Contractual and Other Obligations

In addition to our contractual obligations and commitments described under “Liquidity and Capital Resources,” our material cash requirements from known contractual and other obligations include purchase obligations, primarily related to supply agreements for long-lead materials, including graphite components and uranium enrichment services. These obligations include unconditional purchase obligations of $312.2 million as of September 30, 2026, of which $24.3 million is expected to be paid during the remainder of 2026 and $35.0 million in 2027, which include prepayments under our HALEU enrichment services agreements. See Item 1of Part I — “Financial Statements — Note 15 — Commitments and Contingencies.” We also may make payments under the Tax Receivable Agreement, the amount and timing of which are uncertain. In addition, we lease real estate for office space. These leases are classified as operating leases with various expiration dates through 2037. For more information regarding our lease commitments, see Note 8 — Leases of the Notes to Consolidated Financial Statements in the audited consolidated financial statements of the Company for the year ended December 31, 2025 included in the Company’s prospectus dated April 23, 2026, filed with the SEC on April 27, 2026.

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

Financial Instruments and Fair Value Measurements

We estimate fair value based on assumptions that active market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs. Fair value measurements are categorized according to the criteria below based on the lowest level of input that is significant to the overall fair value measurement of the instrument:

•
Level 1 inputs: Quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity can access at the measurement date;
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

The JOBS Act also provides that an emerging growth company may take advantage of the extended transition period provided in the Securities Act for complying with new or revised accounting standards. An emerging growth company may therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this exemption.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Foreign Currency Exchange Risk

Currency exchange rate fluctuations may impact our results of operations and cash flows. Foreign currency transaction gains and losses arising primarily from changes in exchange rates on foreign currency transactions and balances are not hedged and are recorded in Other income (expense), net in the condensed consolidated statements of operations and comprehensive loss. We do not trade in financial instruments for speculative purposes. Business is generally transacted in a single currency not requiring meaningful currency transaction costs. As such, as of September 30, 2026, a 10% change in exchange rates versus the U.S. dollar would not have a material impact on our financial results and position.

Interest Rate Risk

We had no debt outstanding as of September 30, 2026.

We had cash and cash equivalents of $1,044.1 million as of September 30, 2026. Cash and cash equivalents consist of cash deposits, cash held in financial institutions and short-term investments, including debt securities purchased with an original maturity of three months or less. Our cash and cash equivalents are held for working capital purposes. We also had investments in debt securities, which are classified as held-to-maturity, of $761.5 million as of September 30, 2026, consisting of corporate bonds, U.S. government treasury bills, commercial paper and certificates of deposit and foreign issuer debt securities. Such interest-earning instruments carry a degree of interest rate risk. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash. We do not enter into investments for trading or speculative purposes.

Our held-to-maturity securities portfolio is exposed to interest rate risk. Fluctuations in interest rates have a direct impact on the market valuation of these securities. As interest rates rise, market values of fixed income securities fall and vice versa. Certain of the securities are held in an unrealized loss position; we do not intend to sell and believe we will not be required to sell any debt security held in an unrealized loss position before its anticipated recovery. If recovery is not anticipated, we will record an impairment loss through earnings either by establishing a credit allowance or by directly reducing the security’s amortized cost basis if there is an intent to sell. As such, as of September 30, 2026, a 10% change in interest rates would not have had a material impact on our condensed consolidated financial statements.

Item 4. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the evaluation of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2026 due to the material weakness in our internal control over financial reporting described below.

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

Remediation Plan and Status

As of September 30, 2026, management is actively engaged in remediating the material weakness described above. In order to remediate this material weakness, we have taken and plan to take the following actions:

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

Changes in Internal Control Over Financial Reporting

Except for the remediation measures in connection with the material weakness described above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 1A. Risk Factors

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
•
We may not generate sufficient liquidity to fund operations and growth; our business is capital intensive and we will require substantial additional financing, which may not be available on acceptable terms, or at all, and could be dilutive.
•
Our business depends heavily on U.S. government support, including the Advanced Reactor Demonstration Program (“ARDP”); future appropriations are uncertain, and any reduction, delay, or termination, or failure to obtain needed extensions or modifications under the Cooperative Agreement between the U.S. Department of Energy and X-Energy, LLC, Award No. DE-NE0009040, effective as of February 2, 2021 (“ARDP Agreement”) or cost growth, could materially and adversely affect our projects, fuel facility plans, and commercialization.
•
We face significant regulatory and licensing risks for both our reactors and fuel facilities; the U.S. Nuclear Regulatory Commission (“NRC”) and other regulatory approvals may be delayed, conditioned, or denied, including as a result of public interventions and hearings, which could increase costs and extend timelines.
•
Access to high-assay low-enriched uranium (“HALEU”) is limited and the failure of commercial HALEU supply to materialize, including from our suppliers, on required timelines and at predictable costs could delay fuel fabrication and reactor deployments and impair competitiveness.
•
Our cost, schedule, and unit economics are subject to substantial uncertainty, including inflation, supply chain constraints and delays, procurement costs, labor availability, site-specific factors, and first-of-a-kind risks; if cost reductions from Nth-of-a-kind learning are lower or slower than expected, our products may not be cost competitive.
•
We have limited operating and commercial experience at our intended scale and configuration; latent design, manufacturing, construction, or operational issues may emerge late and be costly to remediate.
•
We rely on a limited number of specialized suppliers (including graphite, nuclear steel forgings, HALEU, and other nuclear-grade materials and first-of-a-kind components); supply disruptions, quality issues, shipping/logistics risks, tariffs, or trade policy changes have in the past and could in the future delay projects and increase costs.
•
Safety, security, and cybersecurity incidents at our facilities, our customers’ facilities, or elsewhere in the nuclear industry, could result in regulatory actions, project delays, increased costs, reputational harm, and reduced demand.

•
Market adoption of Gen IV small modular reactors (“SMRs”) is nascent and uncertain; demand may grow more slowly than expected, customers may defer or cancel projects, and our products face competition from other SMR competitors or low-cost alternatives (including gas, renewables with storage, or other advanced reactors).
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
•
Changes in laws, regulations, incentives, export controls, or government policies could increase costs, delay approvals, limit market access, restrict technology transfers, make our competitors more attractive or reduce the value of expected incentives.
•
Public perception and political support for nuclear energy or our customers can shift; adverse events, activism, or changes in policy priorities could slow licensing and deployment, increase costs or impact our funding.
•
We, our customers, partners and suppliers depend on key personnel, including the ability to hire and retain highly specialized talent (including craft and trade positions); shortages, immigration constraints, or turnover could delay programs and increase costs.
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

While we currently expect that we have sufficient sources of liquidity, taking into account our current cash on hand, to continue working on our reactor and fuel projects with our key customers and partners, we will need additional sources of funding and financing to support our ongoing operations, pursue additional projects and execute on our business plan.

We have had, and expect that we will continue to have, an ongoing need to raise additional capital from outside sources to fund our operations and expand our business. Historically, our primary sources of funding to support our operations have been revenue from the ARDP Agreement, contributions and loans from members, loans from financial institutions and capital raises.

As of September 30, 2026, we had cash and cash equivalents of $1,044.1 million, short-term investment balances of $514.3 million and long-term investment balances of $247.1 million and continue to meet our obligations to customers, vendors, suppliers, counterparties and employees in the ordinary course of business. Our expected primary uses of cash on a short-term and long-term basis are for working capital requirements, capital expenditures, and other general corporate purposes. Our primary working capital requirements are for project execution activities including purchases of materials and long-lead procurement items, subcontracted services and payroll which fluctuate during the year, driven primarily by the timing and extent of activities required on new and existing projects. We expect that working capital requirements will need to continue to be funded through a combination of cash on hand, funding awarded under the ARDP Agreement, and capital raises or indebtedness.

In addition, management expects that future operating losses and negative operating cash flows may continue to increase from historical levels because of additional costs and expenses related to the development of our technology and the development of market and strategic relationships with other businesses. In particular, in connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to the development and commercialization of the Xe-100, construction of our fuel fabrication facilities and addition of new projects. In addition, X-energy’s prepayments and purchase commitments have increased and may increase in the future as we fund select long lead-time procurement items and engineering activities to support project timelines. We may finance these expenses with further issuances of debt or equity securities. Thereafter, we expect we will need to raise additional capital or incur indebtedness or generate revenues to meet long-term operating requirements.

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

Our revenue growth also may be adversely affected by other factors including: our ability to complete the design, licensing and commercialization of the Xe-100 and TRISO-X fuel and related services; our ability to continue to receive funding from government contracts; weakness in the industry or our customers’ industries generally; labor market constraints (including craft and trade positions); supply chain constraints, delays or costs; general economic conditions, including as a result of market downturns, tariffs, high interest rates and inflation; terrorism, sanctions or other geopolitical events globally; global pandemics and other public health emergencies; increasing competition; and the other risks described in this “Risk Factors” section.

Our historical revenue growth is not indicative of our future performance. If we are unable to maintain, grow, and develop X-energy’s business and generate sufficient revenue and achieve profitability, our business, financial condition, operating results and future prospects will be materially and adversely affected. We may also achieve business growth in the quantity of deployed plants, but achieve lower than anticipated revenue on each deployment, including achieving lower than anticipated margin on our projects. Additionally, we expect our cash needs to increase in the future as our projects and fuel operations progress and grow.

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

The success of our business will depend in large part on our ability to successfully deliver the Xe-100 to customers on time and on budget at guaranteed performance levels, which would give greater confidence to our subsequent customers. There is no guarantee that our planned deployments of the Xe-100 will be successful, on schedule, or on budget, or that our customers will elect to exercise their options for additional Xe-100 units. We are in the design phase of the Xe-100, and as a result, our cost and schedule estimates are subject to significant uncertainty and change. Our cost model and estimates may have limited fidelity and have in the past and may in the future prove inaccurate, and our business may see material cost growth, schedule extensions, or scope changes that adversely affect project economics, final investment decisions and customer commitments. See “We may not achieve the development, regulatory, deployment, commercialization or other operational milestones, timelines and expectations that we publicly announce from time to time.” In addition, our ability to maintain strong relationships with our customers and other counterparties is critical to the success of our business. If we fail to meet expectations, including as a result of factors outside of our control, our relationships with our customers and counterparties could be adversely affected, which could impact our ability to reach final investment decision, secure future opportunities and achieve our business plans.

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

We have previously experienced, and may experience in the future, delays, cost overruns or other complications in the design, manufacture, production and delivery of the Xe-100 and related technology, such as TX-1 and TX-2, that could prevent us from delivering any SMRs on our current anticipated timeline or at anticipated costs. For example, as part of our iterative Xe-100 reactor design process, we employ phased development cycles and review gates to progress from concept through product delivery. Each system within the reactor plant undergoes a thorough assessment at each gate to determine if all product requirements (for example, performance, safety, delivery) are being met or are at risk of not achieving full capability. In the course of certain major gate reviews of the Xe-100 reactor design in the past, we identified areas where further design or analysis work was required to achieve a fully acceptable engineered design. Likewise, development delays and cost increases at our TX-1 fuel fabrication facility site have occurred in connection with, among other items, resolving certain infrastructure and oversight requirements, design changes, supply constraints and procurement delays and environmental analyses. For example, we are working to mitigate industry-wide supply chain and contractor constraints at that site, including extended lead times for certain long-lead equipment and support infrastructure. While the aforementioned activities, and others like them, have not materially delayed delivery for a customer to date, they may do so in the future. If delays like these occur in the future, if our remediation or resolution measures and process changes are not successful, if we fail to find satisfactory manufacturers or suppliers, or if we experience additional issues with manufacturing or construction activities or design and safety, we could experience issues or delays in reaching, sustaining or increasing deployment and sales of our SMRs. The effect of such delays may be increased as a result of rising inflation, commodity prices and interest rates, which have in the past and may in the future increase costs to us and to our customers and may adversely affect the competitiveness of our reactors compared to competing means of supplying electricity or heat.

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

Any slowdown, suspension or termination of work on the Dow facility due to technical challenges, regulatory or legal proceedings, funding constraints, counterparty defaults or termination or other disruptions could materially and adversely affect our ability to commercialize our technology, limit revenue generation, increase cash burn, require additional capital on unfavorable terms, and reduce customer and investor confidence. Such events, particularly because of the project’s prominence and first-of-a-kind nature, could have a material adverse effect on our business prospects, other projects, financial condition, results of operations and cash flows, and could result in significant volatility in, or a decline of, our stock price.

The Dow project timeline extends beyond the ARDP funding period, which could result in significant incremental funding requirements for Dow and adversely affect the project.

The Dow project’s Construction Permit was issued in November 2026, following which construction is able to commence, and its commercial operations date is expected to be in the early 2030s. However, the decision of when to begin full-scale nuclear construction is Dow’s decision and is expected to commence following Dow’s final investment decision. This timeline extends beyond our current ARDP budget period, which runs through March 2027, and beyond the maximum period of performance under the ARDP Agreement, even assuming all extensions are obtained. Based on the original February 2021 award contractual date, the outside date for ARDP funding is expected to be in or around 2030 (assuming the maximum three-year extension is granted). Without another extension or change in the contract, which would require approval beyond the authority provided in the ARDP Agreement, construction activities scheduled to occur after 2030 would not be eligible for ARDP reimbursement.

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

As of September 30, 2026, we have been reimbursed approximately $618.0 million in ARDP funding. The DOE manages allocation and reimbursement of funds appropriated by Congress, approval of extensions, and compliance with program requirements. If extensions are not granted or if the project timeline extends further than currently anticipated, the incremental funding requirement that Dow would need to bear for its portion of the ARDP project could increase materially. Any such increase could affect Dow’s final investment decision, cause delays or modifications to the project scope or timeline, or lead Dow to terminate its participation in the project. X-energy is under no obligation to continue funding the Dow project or construction on the plant itself in the event Dow does not make a final investment decision in the Dow project.

Our joint development agreement with Centrica is non-binding, and there can be no assurance that it will result in definitive agreements or any future revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our JDA with Centrica to explore the potential deployment of the Xe-100 in the U.K. is non-binding. The JDA is preliminary in nature and does not obligate either party to enter into definitive agreements, commit capital, or proceed with any specific project. The continuation of discussions and any future collaboration remain subject to a number of conditions and contingencies, including, among others, negotiation and execution of binding contracts, receipt of regulatory approvals, the availability and timing of U.K. government support for new nuclear projects, site selection, financing arrangements, and the satisfaction of other commercial and technical requirements.

There can be no assurance that we will be able to reach agreement with Centrica on definitive terms, or that any project contemplated by the JDA will proceed. Even if definitive agreements are reached, the timing, scope, and economics of any resulting project may differ materially from our current expectations. If the relationship with Centrica does not progress as anticipated, or if Centrica elects not to move forward with the development or purchase of our reactors, we would not realize any of the potential revenues or strategic benefits associated with the arrangement. Any failure to convert the JDA into a binding commercial agreement, receive timely approval of support mechanisms, or any delay or cancellation of potential projects under the JDA, could adversely affect our business, financial condition, results of operations and cash flows.

Our development arrangements with American Electric Power (“AEP”) and Energy Northwest are preliminary and depend on certain development funding from Amazon, and there can be no assurance that the proposed projects will proceed or result in definitive agreements or future revenue, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are pursuing proposed Xe-100 projects, including with Energy Northwest in Washington and with AEP in Indiana. Amazon is providing certain development funding for each project and any change in Amazon’s priorities, funding or relationship with us could affect both projects at the same time. The funding and responsibilities differ by project. In certain cases, Amazon's funding for a project is provided in stages as specified milestones are completed and is subject to conditions or we also fund a portion of certain development costs, and we may not recover those amounts.

Our role, and the level of work and resources required from us, will vary by project and may change as project structures and definitive agreements are finalized. That could affect the timing, costs and economics of each project. As the projects progress, the parties will need to agree on matters such as how project management, control and execution responsibilities are allocated among the participants. We may not fully control key project decisions, and our ability to deliver on schedule and within budget may depend on decisions and performance by project owners, contractors, suppliers and other participants. We have in the past and may procure in the future long lead-time items in advance of definitive agreements, and there can be no assurance that project owners will assume or reimburse those amounts.

Each project will also need additional funding as it moves from development into licensing, procurement and construction. Whether that funding is available may depend on project owners’ final investment decisions, the availability of financing, government incentives and tax credits, and our counterparties’ continued commitment to the projects. Funding needs may increase if cost estimates rise or schedules extend. In addition, the projects remain subject to risks common to nuclear projects. These include obtaining and maintaining required NRC and other regulatory approvals on expected timelines, site-specific requirements, local community and stakeholder support, the availability of qualified suppliers, specialized components and fuel, workforce availability, and the accuracy of our cost and schedule estimates. Any of these factors could cause the scope, timing or structure of a project to change.

There can be no assurance that definitive agreements will be reached, that either project will proceed, or that the timing, scope and economics of any project will meet our expectations. If either project does not progress as anticipated, or if development or project funding is delayed, reduced or not received, we may not realize the anticipated revenues or strategic benefits, and we may incur development costs that we do not recover. Any of these outcomes could adversely affect our business, financial condition, results of operations and cash flows.

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

Any capacity figures or unit economics numbers utilized by us are based on our current agreements with customers and reflect our internal assumptions regarding the capacity of the Xe-100, the number of units that may be deployed, and the time periods in which we anticipate such units being constructed and placed into service. Numerous risks and uncertainties could cause the actual deployed capacity or unit economics to differ materially from the illustrative figures, including our and our customers’ ability to successfully construct and deliver Xe-100s (none of which have been built or operated to date) or to do so on a timely basis, obtain required regulatory approvals, secure adequate financing, and manage supply chain constraints, labor availability, cost overruns, and construction delays. In addition, customers such as Dow, Amazon, and Centrica have rights to delay, reduce, or terminate their commitments, and any such changes, along with potential modifications in the scope, scale, or timing of customer projects, technological or engineering challenges, or shifts in energy policy, electricity market demand, or public acceptance of nuclear power and data centers, could materially impact our ability to achieve our estimates. As a result, our actual cumulative deployed capacity and unit economics may be substantially less than we anticipate, or may not be achieved at all, and investors should not place undue reliance on these estimates in evaluating our business, financial condition, operating results or future prospects.

We do not carry insurance coverage for the risks associated with the Xe-100 or its components’ performance, and our current insurance coverage may not be adequate, or we may not be able to obtain insurance at acceptable rates at all.

We do not carry insurance coverage for the performance of the Xe-100 or its components’ performance. Even if we purchase this kind of insurance, the insurance may not fully protect us from the financial impact of defending against product liability claims that may occur in the future. In the event that our technologies fail to perform as expected, are inferior to those of our competitors or are perceived as less safe than those of our competitors, our business and financial condition could be materially and adversely impacted. Other than contractual protections provided by our counterparties for certain components and systems and cost-sharing under ARDP, we have not employed other risk sharing structures to mitigate all risks associated with the successful delivery and performance of the Xe-100. As we have not yet delivered the Xe-100 or any other reactor to customers, we have determined that our current insurance coverage is sufficient for our business operations. However, we may need to purchase additional insurance to operate our business. If we fail to obtain the required insurance, or if we were to incur substantial losses or liabilities due to fire, explosions, floods, other natural disasters or accidents or business interruption for which we are not adequately covered under our existing insurance, our business and results of operations could be materially and adversely affected.

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

In addition to at least $500 million in funding appropriated in FY2020-FY2024, the Infrastructure Investment and Jobs Act (Public Law 117-58) appropriated funds for the ARDP in total of $2.47 billion. Of ARDP funding to date, at least $1.1 billion has been allocated to X-energy’s award. Ongoing ARDP funding is provided to X-energy through Continuation Applications for each “budget period”, with the latest funding through at least March 2027. Congress has appropriated funding that was allocated towards X-energy’s award in a total of approximately $1.1 billion of the $1.2 billion commitment to support our initial ARDP award. In recent years, U.S. government appropriations have been affected by larger U.S. government budgetary issues and related legislation. As of September 30, 2026, we have been reimbursed approximately $618.0 million in funding under the ARDP. Additionally, the U.S. Congress has also appropriated an additional $3.1 billion to ARDP. While we have been notified that we were selected to receive an additional amount under the ARDP, any increase in the amount allocated to X-energy remains subject to execution of a subsequent contract award modification to the ARDP Agreement by the DOE’s contracting officer and continuation application approvals. Delays in the allocation process or receiving a materially smaller allocation than anticipated could adversely affect our ability to ramp up on construction and fund long lead procurements. We cannot predict the extent to which funding may be increased, if at all, or if total funding may be reduced as part of a subsequent appropriations process ultimately approved by the U.S. Congress and the President of the U.S. or in separate supplemental appropriations or continuing resolutions, as applicable. The termination of funding for the ARDP would result in a loss of anticipated future revenue attributable to that program, which could have an adverse impact on our operations. In addition, the termination of the ARDP or the failure to commit additional funds to the ARDP could result in lost revenue and increase our overall costs of doing business, and may result in the deferral or more limited development of TX-1, and jeopardize our ability to complete our initial deployments of the Xe-100, which could adversely affect our ability to market and deploy Xe-100 units to other customers, and other adverse commercial effects.

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

Our contracts and services with the U.S. government are also subject to specific procurement regulations and a variety of socioeconomic and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a material adverse effect on our business prospects, financial condition, results of operations and cash flows. The U.S. government has implemented, and may continue to implement, initiatives focused on efficiencies, affordability and cost control and other changes to its procurement practices. These initiatives and changes to procurement practices may change the way U.S. government contracts are solicited, negotiated and managed, which may affect whether and how we pursue opportunities to provide our products and services to the U.S. government, including the terms and conditions under which we do so, which may have an adverse impact on our business, financial condition, operating results and future prospects.

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

Our current ARDP Agreement provides for 50% reimbursement of $2.4 billion in eligible costs ($1.2 billion in total reimbursement). As of September 30, 2026, we have received approximately $618.0 million in ARDP funding. We submit our budgets through an ongoing “budget period” basis tied to project milestones under the ARDP Agreement, and our current budget covers a budget period that began in March 2025 and extends through March 2027. At the time of the initial award, the estimated total project cost was approximately $2.4 billion, which reflected management’s then-current estimates for design, licensing, fuel fabrication facility construction of TX-1, and demonstrator reactor construction activities over the program period. Since 2020, the estimated total project costs have increased, and we expect that cost estimates will continue to be revised in connection with each budget period’s Continuation Application as project scope, market conditions, and external factors evolve.

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

Since the original award in 2020, our estimated project costs have increased, and we expect that cost estimates will continue to be revised in connection with each budget period’s Continuation Application. The nuclear industry has historically experienced significant cost overruns on first-of-a-kind projects. While the Xe-100’s modular design is intended to reduce first-of-a-kind risks, we cannot provide assurance that further cost increases will not occur. Factors that may contribute to cost increases include:

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

We compete in a market characterized by rapid technological advances, evolving regulatory standards in the nuclear and energy industries and frequent new product introductions and enhancements. To succeed, we may also rely on the development of other configurations of our SMRs or other new projects we may decide to undertake. Our business plan, including our cost and schedule estimates, assumes that learnings from our initial Xe-100 deployments in design, licensing, supply chain and construction will produce efficiencies for later configurations and projects. It also assumes that regulatory approvals for those configurations and projects can draw on prior NRC reviews and be obtained more quickly and at lower cost. These assumptions are based on limited deployment experience and may prove inaccurate. If the expected learnings and efficiencies are not realized, or if regulators require additional review, testing or design changes, our costs could be higher and our timelines longer than we expect. The development of other configurations of our SMRs, or the undertaking of other new projects, has inherent risks, including, but not limited to:

•
higher than expected research and development costs;
•
delays or unexpected costs in developing new plant configurations;
•
inability or delays in obtaining regulatory approval;
•
our inability to realize anticipated learnings and efficiencies from prior deployments;
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

In order to achieve profitability and future growth, we must finalize our reactor design, receive regulatory approvals, including NRC licensing of additional fuel fabrication facilities, and continue to develop and market new products and services to traditional and nontraditional end users. We intend to continue to expand our operations significantly to meet anticipated demand. We are currently advancing multiple projects with customers and partners, including reactor deployment projects and the construction of TX-1 and design of TX-2. We expect the number of projects we support to continue to grow, many of them with overlapping development, licensing, procurement and construction timelines. This reflects growing demand for our technology, but carrying out several projects at the same time places significant demands on our personnel, systems and processes. To properly manage our growth, we will need to hire and retain additional personnel, upgrade our existing operational management and financial and reporting systems, and improve our business processes and controls. Our future expansion will be dependent on:

•
hiring and training new personnel and retaining personnel with the skill and expertise required;
•
building our project management, project controls and operations capabilities to support multiple concurrent projects;
•
our customers’ and partners’ needs;
•
expanding our quality assurance, procurement and contract management functions, including oversight of our suppliers;
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

If our operations continue to grow as planned, of which there can be no assurance, we will need to continue to expand our team, including expanding our project management, sales and marketing, research and development, customer and commercial strategy, products and services, supply chain, and manufacturing functions, among others. These efforts will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We will also need to continue to leverage our manufacturing and operational systems and processes, and there is no guarantee that we will be able to scale the business as currently planned or within the planned timeframe. The continued expansion of our business may also require additional manufacturing and operational facilities, as well as space for administrative support, and there is no guarantee that we will be able to find suitable locations for such facilities.

Competition for experienced nuclear project management, engineering and construction personnel is intense, and qualified candidates may be unwilling to relocate. To attract and retain these personnel, we may need to increase compensation or adjust our compensation programs, which would increase our costs. If we cannot staff our projects with enough experienced personnel, or if we rely more heavily on third-party contractors to fill those roles, we may experience schedule delays, cost increases, quality or regulatory compliance issues, or reduced margins.

Our continued growth has in the past and could in the future increase the strain on our resources, and we have in the past and could in the future experience difficulties in hiring and training employees, allocating personnel attention across concurrent projects, finding manufacturing capacity to produce our SMRs and related equipment, delays in production, challenges in scaling up fuel and component fabrication capacity and difficulty sourcing adequate and timely raw material, such as graphite and HALEU, for our reactors or other operating difficulties. These difficulties may divert the attention of management and key employees and impact financial and operational results. If we are unable to drive commensurate growth, these costs, which include lease commitments, headcount and capital assets, could result in decreased margins, which could have a material adverse effect on our business, financial condition, operating results and future prospects.

Further, if our capital needs are greater than anticipated or the timing of expenditures accelerates, we may need to raise additional debt or equity, reduce scope, defer projects, or pursue alternative delivery models and risk-sharing structures; there can be no assurance such capital will be available when needed or on acceptable terms. See Risks Related to X-energy’s Capital

Resources — In order to fulfill our business plan, we may require additional funding. To the extent we require such additional investor funding in the future, such funding may be dilutive to our investors and no assurances can be provided as to terms of any such funding. Any such funding and the associated terms will be highly dependent upon market conditions and the progress of our business at the time we seek such funding. The terms of any financing that we pursue may be less favorable than previously anticipated and could become even less favorable depending on the amount of funds we may require.

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

While our SMR design will be actively managed through design reviews, prototyping, testing, involvement of external partners with subject matter expertise, and application of approaches once operational, we could still fail to identify latent design, manufacturing, construction, and operations issues early enough to avoid negative effects on production, fabrication, construction, schedule or the performance of the Xe-100 and related technologies, or we may encounter unexpected regulatory issues. Moreover, the cost and time associated with the construction and maintenance of our SMRs may be greater than we or our customers expect because we or they may, among other factors, face a lack of a domestic labor force with relevant commercial experience and an inexperienced or insufficient supply chain for this type of reactor.

Where these issues arise at later stages of deployment, deployment could be subject to greater costs or be significantly delayed, which could materially and adversely affect our business. We expect most of the cost to construct the Xe-100 is or will ultimately be passed on to or borne by our customers. However, we bear the cost of constructing our own fuel fabrication facilities. We may also bear a greater share of project costs than we expect to the extent we assume additional responsibilities or are not reimbursed for our activities in advance of customer funding. Costs incurred by our customers could significantly exceed their and our expectations, including for reasons outside of their and our control, which could make existing or prospective customers less likely to contract with us and use our SMR design in the future, which could have a material adverse effect on our business, results of operations and future prospects.

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

For example, our business plans depend on sustained and increasing power demand from industrial users and the data center industry. Energy demand from the data center and industrial sectors may decline if regulatory hurdles, community or political opposition, or infrastructure delays prevent them from building new facilities. Legislative changes, environmental standards, zoning restrictions, or shifts in public perception could further reduce demand and weaken the competitiveness of nuclear energy. For example, New York recently moved to temporarily bar construction of certain large-scale data centers for up to a year and other states could impose similar limitations. Any significant reduction in industrial or data center development would negatively impact our economics and ability to attract new customers and could disrupt existing projects. Even if demand grows as expected, we compete for these customers with other advanced reactor and SMR developers, large light-water reactor projects and other energy sources. If competitors obtain regulatory approvals, complete first deployments or demonstrate commercial operation before we do, we may not attract new customers and our future prospects may be adversely affected. In addition, our customers’ ability to deploy the Xe-100 depends on their ability to obtain project financing, and the market for financing first-of-a-kind advanced nuclear projects is limited and such financing may not be available on acceptable terms or on the timelines our customers’ projects require. If customers cannot obtain financing, they may delay or cancel final investment decisions.

Any failure to meet our timelines to bring our nuclear fuel to market at scale, scale production efficiently or control manufacturing costs for our nuclear fuel could have a material adverse effect on our financial condition and on our ability to manufacture and market our nuclear fuel.

We have substantially completed the development of our TRISO-X fuel and irradiation testing is ongoing at the Idaho National Lab test facility. TRISO-X fuel is produced through a highly specialized batch manufacturing process. Scaling from pilot-scale production to commercial-scale production involves significant technical, production, and economic challenges. We have limited experience constructing and operating a facility of this scale and complexity, and our nuclear fuel has not previously been manufactured at commercial volumes. We have in the past and may in the future encounter unanticipated construction and scale-up challenges and delays due to a number of factors such as supply chain disruptions, contractor performance issues and constraints, labor shortages, equipment procurement delays, regulatory issues, testing and quality results, adverse weather conditions or other factors. For example, we have experienced cost increases and construction delays due to, among other factors, design changes, construction non-conformances, construction constraints, supply constraints and procurement and delivery delays. In addition, we do not yet know the actual scale-up efficiencies, throughput rates, or resulting costs we will achieve in commercial operations. If we do not meet sufficient manufacturing efficiency and factory throughput, our production costs could be significantly higher than anticipated and negatively impact our ability to commercialize our fuel technology.

Any significant delay, inability to produce fuel efficiently and cost effectively at scale, unexpected or significant increases in costs, and any adverse public reaction to developments in the use of nuclear power, or litigation or other legal proceedings could result in significant delays and cost overruns in the construction of our fuel facilities or production of our nuclear fuel and could adversely affect our ability to deploy, and our customers’ ability to operate, the Xe-100. See “Any delays in the development and manufacture of our SMRs and related technology may adversely impact our business and financial condition.” Our ability to maintain our timeline related to nuclear fuel production, scale manufacturing of our TRISO-X fuel, increase production efficiencies, reduce costs and work to commercialize our fuel technology may vary significantly from our current forecasts depending on, among other things:

•
the results of our fuel qualification program, including ongoing fuel irradiation testing at the Idaho National Lab test facility;
•
the cost of continuing to optimize our fuel production process;
•
cost of licensing any subsequent fuel facilities;
•
the cost to construct and operate TX-1, TX-2 and subsequent fuel fabrication facilities, including construction delays;
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

Presently, HALEU enrichment services are available only in limited quantities globally. In the U.S., HALEU can be sourced in limited quantities from the DOE, and a limited domestic supply from the private sector. In the private sector, we have entered into enrichment contracts with two suppliers that provide for the production and sale of HALEU and under which we have committed to purchase HALEU over several years. We also have a source of HALEU supply from the DOE. We were allocated HALEU from the DOE Office of Nuclear Energy’s HALEU Allocation Program in April 2025. The HALEU allocation is expected to provide a total supply of around 7.6 MTU which we estimate will be enough for our initial requirements for our first Xe-100 plant with Dow. Despite U.S. government initiatives designed to ensure initial HALEU quantities, including the establishment of the HALEU Availability Program to ensure access to HALEU for civilian domestic research, development, demonstration, and commercial use, the HALEU program is still in its early stages, and significant progress is required to achieve reliable and scalable production.

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

Our plant deployments depend on HALEU feedstocks released by the U.S. government or HALEU supplied by commercial suppliers for use in TX-1 and any subsequent fuel fabrication facilities and, ultimately, in reactors owned and operated by our partners. HALEU feedstocks from the U.S. government may initially be in the form of highly enriched uranium, or “HEU” (enriched above 20%), that will be down-blended to HALEU levels. HEU can be processed to HALEU by only a limited number of licensed U.S. third parties. These third parties do not currently produce commercial levels of HALEU and may require regulatory approvals and process changes in order to produce the HALEU we require. Enrichment is also only one step in our fuel supply chain. Our enrichment arrangements generally require us to supply natural uranium feed material in the form of uranium hexafluoride (“UF6”), which requires conversion services. Enriched HALEU is delivered as UF6 and must be deconverted before it can be fabricated into TRISO-X fuel. We depend on third parties for these conversion and deconversion services. The conversion market is concentrated among a small number of providers, and the market for HALEU deconversion is limited and still developing. If we cannot obtain sufficient conversion or deconversion capacity when we need it, or if its cost rises, HALEU deliveries under our enrichment arrangements could be delayed or reduced, we could incur additional fees or replacement feed costs, and fuel fabrication at TX-1 could be delayed.

Our and our customers’ longer term fuel supply arrangements and subsequent fuel fabrication, whether related to X-energy’s TRISO-X fuel or other coated particle fuels we may manufacture for others, rely and are likely to continue to rely on commercial suppliers that do not yet produce and market HALEU. Our current suppliers and any future suppliers will require new or expanded production capacity and obtaining and maintaining NRC regulatory licenses in order to perform. There can be no assurance that any such supplier will secure or maintain the approvals it requires, complete any necessary development of its production capacity, or achieve commercial-scale production on the timelines we require or at all. Because the domestic enrichment industry is nascent, any supplier failure or delay could leave us unable to obtain replacement HALEU on comparable terms, on schedule, or at all and our remedies under our supplier agreements if a supplier fails to deliver may be limited. Therefore, our and our customers’ ability to obtain adequate long term HALEU supplies for our reactors on a predictable schedule and at a predictable cost may be impaired, and activities like fuel loading, testing, and ultimate operation of our SMRs may be delayed, and we and our customers may be exposed to cost and schedule uncertainty, all of which may materially adversely affect our fuel supply, our project timelines, our operations and the competitiveness of our SMRs. In certain circumstances, we have in the past and expect in the future to contract directly for HALEU with uranium enrichment companies on behalf of our customers to maintain development and delivery timelines. Although we would expect to pass the related costs through to customers, customers are generally not obligated to assume or reimburse these obligations and may decline to do so, including if projects are delayed or cancelled or if our contracted pricing exceeds prevailing market pricing at the time. In addition, our purchase commitments could exceed or precede customer demand, which could expose us to additional cost and pricing risk. Our HALEU enrichment agreements provide for initial purchase commitments that may increase over time as specified conditions are met, and include prepayments that are credited against future purchases and refundable only in limited circumstances as well as other requirements. Certain of these suppliers may rely on technologies that have not yet been commercially demonstrated, and our prepayments expose us to their credit, performance and delivery risk. See “We and our customers rely on a limited number of suppliers for certain materials and supplied components, some of which are highly specialized and are being designed for first-of-a-kind or sole use. We and our third-party vendors may not be able to obtain sufficient materials or supplied components to meet our and our customers’ manufacturing and operating needs, or obtain such materials or components in a timely manner or on favorable terms or at expected costs.”

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

We design and will facilitate the manufacturing of highly sophisticated SMRs that depend on complex technology. We also work cooperatively with our suppliers, subcontractors, venture partners and other parties. Failures, disruptions or compromises to our or our third parties’ systems or facilities have in the past and may in the future be caused by natural disasters, accidents, power disruptions, telecommunications failures, acts of terrorism or war, computer viruses, bugs or vulnerabilities, physical or electronic break-ins, human error, targeted cyberattacks, other intentional conduct, or similar events or incidents. While we have built operational processes designed to ensure that the design, manufacture, performance and servicing of our SMRs meet rigorous safety standards and performance goals, there can be no assurance that we will not experience operational or process failures or other problems, including through manufacturing or design defects, failure of third-party safeguards, mishandling or process failures, natural disasters, cyber attacks, or other intentional acts, that could result in potential safety risks. There can be no assurance that our preparations, or those of third parties, will be able to prevent or address any such incidents.

Any actual or perceived safety issues at our facilities, those of our customers, or any nuclear facility around the world may result in significant reputational harm to our businesses; in addition, such safety issues at our or our customers’ facilities could result in enforcement proceedings brought by government regulators, tort liability, maintenance costs, increased safety infrastructure requirements and other costs that may arise. Such issues with our SMRs, facilities, or customer safety could result in delaying or canceling delivery of SMRs to our customers and decreased demand for our SMRs and fuel, increased regulation or other systemic consequences. Our inability to meet our safety standards or address adverse publicity affecting our reputation as a result of accidents, mechanical failures, damages to customer property or medical complications could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on a limited number of suppliers for certain materials and supplied components. We have experienced delays in procuring certain of these materials and components and have contracted for certain materials, components and services in advance of customer timelines. We may experience additional procurement delays. We have in the past and may in the future not be able to obtain sufficient materials or components to meet our manufacturing needs or our customers’ manufacturing and operating needs in a timely manner, on favorable terms or at expected costs, which has in the past and could in the future increase our costs or result in delays. The nuclear supply chain as a whole has limited capacity, and demand on it is increasing as the number of advanced reactor, fuel and other nuclear projects in development grows, many of which rely on the same specialized suppliers. As a result, our suppliers have in the past and may in the future experience constraints or delays, or may not scale as quickly as necessary to meet our target dates.

We do not directly manufacture any of the components of our SMRs. Our ability to deliver our SMRs is dependent upon sufficient availability of raw materials and supplied components, including many highly technical components that are still under design, are being designed for first-of-a-kind or sole use in the Xe-100 and have not yet been qualified for use, are only produced by a limited number of suppliers and have in the past and may in the future be particularly susceptible to cost increases, supply chain disruptions or inflationary pressures. For example, our steam generators require specialized tubing and fabrication that only a small number of qualified suppliers can provide, and other large components require nuclear-grade forgings for which global capacity is limited. Design changes have affected, and may continue to affect, fabrication schedules, costs and the timing of related procurement. Delivery of long-lead equipment has in the past been, and may in the future be, delayed by limits on supplier capacity or by demand from our suppliers’ other customers. Supply chain disruption incurred by our or our customers’ third party suppliers or degradation in the quality and processes of our or our customers’ manufacturer partners, have in the past and may in the future result in delays in our estimated schedules, cost overruns or impairments to the development of our reactors or fuel fabrication facilities.

Certain materials and components, such as the graphite used to line our reactor cores, steam generator tubing, nuclear-grade steel forgings, HALEU used in our TRISO-X fuel, and helium, which is used as a reactor coolant, are currently produced in limited quantities and currently available from a limited number of vendors, and, for certain materials, available production capacity is still developing. We are dependent on the ability of our supplier partners to scale their production output to meet the requirements of our forecast. If our supplier partners cannot establish or increase their production capacity or obtain and maintain necessary approvals to meet the demand, it could inhibit or result in delays in our ability to manufacture our reactors or TRISO-X fuel at the rates and in the time frames we require.

In certain instances, we have in the past and may in the future contract to procure long lead-time items, such as enrichment services, graphite, and steam generator components, and engineering activities to support project timelines. Because capacity in the nuclear supply chain is limited, suppliers of specialized materials and components commonly require firm, multi-year commitments, reservation payments or significant advance payments to secure manufacturing capacity, often before designs are final or project funding is secured. These commitments may also include cancellation charges, costs for design or specification changes, and firm prices or price escalation that we may not be able to ultimately recover. While we currently expect to subsequently be reimbursed or compensated by our customers or, if a milestone is not achieved, to repurpose these items and activities across other projects, our results of operations may be harmed if we do not ultimately pass on the payments and purchase obligations to a current or future customer. Customers are generally not obligated to assume or reimburse these obligations and may decline to do so, including if projects are delayed or cancelled or if our contracted pricing exceeds prevailing market pricing at the time. Certain of these arrangements have in the past and likely will in the future include multi-year purchase commitments that commit us to purchasing volumes that may, under certain circumstances, mismatch our future needs, require us to make payments in advance of delivery that may not be fully recoverable, contemplate us, in the case of enrichment services, supplying conforming feed material, afford our suppliers flexibility as to delivery timing, and limit our ability to resell or otherwise use materials we do not consume. In addition, the pricing terms of these arrangements could, under certain conditions, result in our paying more than prevailing market prices and have inflation-based escalation clauses. See Item 1 of Part I — “Financial Statements — Note 15 — Commitments and Contingencies.” In addition, certain of our commitments may increase based in part on the number of construction permits received on projects by certain periods. Any of the foregoing could increase our costs, adversely affect our liquidity, disrupt our supply, leave us bearing amounts we are unable to recover or could cause us to experience delays in, or the inability to, manufacture our TRISO-X fuel or SMRs.

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

In addition, for certain materials and components, such as graphite and steam generator tubing, our current reliance on foreign suppliers to secure raw materials and supplied components exposes us to volatility in the prices and availability of these materials, and may result in our being susceptible to changes in geopolitical relationships. Additionally, the imposition of tariffs and impacts of inflation on raw materials or supplied components for our reactors could have a material adverse effect on our operations. Prolonged disruptions in the supply of any of our key raw materials or components, difficulty qualifying new sources of supply, implementing the use of replacement materials or new sources of supply or any volatility in prices could have a material adverse effect on our ability to operate in a cost effective and timely manner. Such prolonged disruptions could also cause us to experience delays or modifications to project scopes or timelines, affect a customer’s final investment decision or reduce our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

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

While we attempt to mitigate these risks through diversification of our supplier base where possible, inventory management strategies, contracting to secure long-lead procurement items and contractual protections, there can be no assurance that these measures will be effective. Any significant disruption to our supply chain, including as a result of design changes, supplier capacity constraints, competing demand from other projects or tariffs or trade policy changes, could have a material adverse effect on our business, financial condition, and ability to meet projected deadlines and milestones.

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

Our future success depends in part on our ability to attract, contract with, hire, integrate, and retain a sufficient number of other highly skilled personnel, including highly competent nuclear reactor and fuels focused engineers and scientists, manufacturing and quality assurance, finance, marketing and sales and other qualified personnel. Competition for the limited number of these skilled professionals is intense. This competition is increasing as we support multiple concurrent projects and as tight labor markets and nationwide construction activity increase demand for engineering, construction and craft personnel. We, like the nuclear industry generally, also rely, directly and through our contractors and suppliers, on craft and trade labor, such as welders, pipefitters and electricians, to construct our fuel facilities and reactor projects. The supply of these workers is constrained, particularly workers qualified to perform work under nuclear quality assurance requirements. Shortages of craft and trade labor could delay our projects and increase our costs or the costs our contractors or suppliers charge us. If we are unable to adequately anticipate our needs for certain key competencies and implement human resource solutions to recruit or improve these competencies, our business, financial condition, operating results and future prospects would suffer. Additionally, U.S. immigration policy may make it more difficult for qualified foreign nationals to obtain or maintain work visas. These visa limitations may make it more difficult and more expensive for us to hire the skilled professionals we need to execute our growth strategy and may adversely impact our business. If we are unable to recruit and retain highly skilled personnel, especially personnel with sufficient technical expertise to develop our reactors and fuel, or if we or our contractors or suppliers are unable to secure sufficient craft and trade labor, we may experience delays, increased costs and reputational harm, which could adversely affect our results of operations.

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

The equipment, components, and materials used in a nuclear power plant and fuel fabrication facilities are subject to a heightened level of manufacturing and quality assurance scrutiny, in compliance with NRC regulations, applicable codes and nuclear industry standards. Moreover, it is critical to demonstrate in facility design and development that the materials used in the reactor facility, which will be exposed to radioactive materials, perform in accordance with necessary design parameters. The heightened manufacturing and quality assurance requirements and regulatory oversight limit the number of potential suppliers from whom we can procure many types of equipment, components, and materials used in our reactors and within TX-1, as well as the types of facilities where we can test certain materials. We have in the past and may in the future not be able to obtain sufficient materials or components to meet our or our customers’ manufacturing and operating needs in a timely manner, on favorable terms or at expected costs, which has in the past and could in the future increase our production costs or delay our schedules.

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

These suppliers and the key materials and essential components are particularly vulnerable to price increases, as a result of supply and demand dynamics, inflation, the current administration’s implemented tariffs and related uncertainties, and other price pressures. As a result, supplier delays, unexpected performance testing results, issues in the manufacturing process or procuring necessary materials or equipment, international procurement needs, regulatory compliance issues, component qualification issues or delays, increases in costs as a result of inflation or otherwise, and geopolitical considerations have in the past and may in the future impact our ability to perform necessary R&D, assist a customer in licensing a reactor, license our fuel fabrication facilities, assist customers in constructing and operating an X-energy reactor design, or construct and operate fuel fabrication facilities. Such prolonged disruptions could also cause us to experience cancellations or delays of scheduled projects, customer cancellations or reductions in our prices and margins, any of which could harm our business, financial condition, operating results and future prospects.

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

Several jurisdictions around the world, including Europe, the U.S. federal government and certain U.S. states, have proposed, enacted or are considering laws and policies governing the development, deployment and use of AI/ML Technology. In Europe, the European Union AI Act applies to companies that develop, use and/or provide AI in the EU and—depending on the AI use case—includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and fines for breach based on a percentage of worldwide annual turnover. In the U.S., at the federal level the regulatory framework for AI Technologies faces significant uncertainty with the approach to AI/ML Technology regulation shifting between presidential administrations. At the U.S. state level, many states have enacted legislation governing various aspects of AI/ML Technology, including California, Texas, and Colorado, creating a patchwork of regulations and a complex compliance challenge.

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

Capital and operating costs for the deployment of a first-of-a-kind reactor such as the Xe-100 and our TRISO-X fuel are difficult to project, inherently variable and have been and will continue to be subject to significant change based on a variety of factors, including site specific factors, customer offtake requirements, regulatory oversight, operating agreements, supply chain availability, raw material costs, local labor rates, inflation, detailed design, engineering and other factors. Opportunities for cost reductions with subsequent deployments are similarly uncertain. To the extent cost reductions are not achieved within the expected timeframe or magnitude, the Xe-100 and TRISO-X fuel may not be cost competitive with alternative technologies, which could materially and adversely affect our expected revenues, gross margins and any estimates of unit economics we may provide.

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

Successful execution of our business model is dependent upon public support for nuclear power in the U.S. and other countries. The risks associated with uses of radioactive materials, both in our proposed fuel fabrication facilities, and subsequent fuel fabrication facilities and by our customers in future deployments of our SMR designs, and the public perception of those risks, can affect our business. Opposition by third parties can delay or prevent the licensing and construction of new nuclear power facilities and in some cases can limit the operation of nuclear reactors. Adverse public reaction to developments in the use of nuclear power could directly affect our customers and indirectly affect our business. Adverse public reaction, increased regulatory scrutiny and related litigation could contribute to extended licensing and construction periods for new nuclear reactors, delay construction schedules, or even shut down operations at already-constructed reactors. Our projects may depend on our partners’ ability to secure community and stakeholder support for project sites, including before our involvement is publicly announced, and local opposition at such sites could delay or prevent projects from proceeding. There have only been two new nuclear reactors built in the U.S. over the past 30 years, so there is not a good calibration today of the level of public acceptance or adverse reactions to nuclear power. Public perception of nuclear energy, as with most energy sources, tends to be locally generated depending on the politics of the impacted communities rather than federally driven. As with other very visible technologies, a potential accident by any company or organization in the nuclear community can negatively impact the public perception of a particular project, such as our or our customers’ projects.

From a political perspective, while we believe the current U.S. federal administration and select members of Congress are currently favorable towards nuclear energy, we cannot guarantee that such sentiment will last or that opponents of nuclear energy will not be successful in increasing the cost, complexity, or timelines associated with nuclear energy, whether in our operations or those of the broader industry and value chain. Any such delays may also impact the marketability of our technology internationally or our competitive position relative to others. For example, China already has a 500 MWt High Temperature Gas-cooled Reactor plant in operation, has a TRISO fuel facility, and is already marketing their technology internationally. Although Russian and Chinese competitors have SMR designs that have not been approved by the NRC or in any jurisdiction outside of their native countries, those competitors may have a competitive advantage if they are able to obtain approval comparable to the NRC’s Standard Design Approval, or if they can otherwise demonstrate to potential customers the value and benefits of their SMRs, particularly in jurisdictions that have less stringent regulatory requirements. In addition, these competitors may have access to greater government or other funding to develop and commercialize their SMRs than we do.

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

Our failure to refine or advance our SMR technologies could cause our reactor technology to become uncompetitive or obsolete, which could prevent us from achieving market share and sales. We may need to invest significant additional financial resources in research and product development to keep pace with technological advances in the industry and to compete in the future; we may be unable to secure such financing. A variety of competing alternative technologies may be in development by other companies that could result in lower manufacturing or operating costs and/or higher performance than those expected for our technology. Our development efforts may be rendered obsolete by the technological advances of others, and other technologies may prove more advantageous for commercialization.

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

The IT Systems and those of our contractors and consultants have faced and continue to face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information, including the breakdown or other damage or disruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners, and/or other third parties, or from cyberattacks by malicious third parties (including the deployment of harmful malware, ransomware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information).

Cyberattacks are expected to accelerate on a global basis in frequency and magnitude as threat actors are becoming increasingly sophisticated in using techniques and tools, including AI, that circumvent security controls, evade detection and remove forensic evidence. As a result, we may be unable to detect, investigate, remediate or recover from future attacks or incidents, or to avoid a material adverse impact on our IT Systems, Confidential Information or business. There can also be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our IT Systems and Confidential Information. Furthermore, given the nature of complex systems and services like ours, and the scanning tools that we deploy across our networks and products, we regularly identify and track security vulnerabilities to include potential risk level and severity. We are unable to comprehensively apply patches or confirm that measures are in place to mitigate all such vulnerabilities, or that patches will be applied before vulnerabilities are exploited by a threat actor.

While we have not experienced any material cyberattacks to date, we cannot assure you that such incidents or similar incidents will not occur in the future, which could have a material adverse effect on our reputation, business, financial condition and results of operations. For example, we maintain databases composed of our Xe-100 nuclear design technical engineering information and operations information, which have been and will continue to be used to design the Xe-100 reactors and are utilized in “digital twin” construction and operations environments to allow for highly efficient construction and operations of these designs. If this database were to be lost or compromised, our ability to efficiently deploy and operate our reactors could be significantly impaired.

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

Risks Related to Ongoing and Future Changes to Our Reactor and Fuel Design

Our reactor and fuel designs have evolved over time and are expected to continue to change as we progress through development, regulatory review, and commercialization. The process of refining and optimizing our technology is ongoing and has in the past and may in the future result in material modifications to the design, configuration, or performance characteristics of our products. These changes may be driven by regulatory feedback, advances in technology, supply chain constraints, customer requirements, or lessons learned during prototyping, testing, and early deployment.

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

Risks Related to Compliance with Law, Government Regulation and Litigation

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

Uncertainty will continue to exist regarding how future budget and program decisions will unfold, including the energy spending priorities of the U.S. government, what challenges budget reductions will present for the energy industry and whether annual appropriations bills for all agencies will be enacted in subsequent U.S. government fiscal years. Some of the changes in the political environment, including a change to the leadership within the current administration, composition of Congress and any future changes in administration, and any resulting uncertainty or changes in policy or priorities and resultant funding could result in changes in policies, priorities and funding for the nuclear energy programs, incentives and regulatory initiatives on which we and our customers rely. There can be no assurance that increases in funding we or our customers may currently experience will continue, and any plateau or reduction in funding for our projects could adversely affect our ability to execute our strategy, meet milestones, and achieve projected financial results. The U.S. government’s budget deficit and the national debt could have an adverse impact on our business, financial condition, results of operations and cash flows in a number of ways, including the following:

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

Our results of operations are materially affected by economic and political conditions in the U.S. and internationally, including inflation, deflation, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. A recession or prolonged economic slowdown, including as a result of tariffs, elevated interest rates or reduced technology-sector spending, could cause current or prospective customers to delay or decrease spending or not make final investment decisions on our projects as their business and budgets are impacted and could reduce the availability, or increase the cost, of project financing. It could also affect our suppliers’ ability to perform and our ability to raise capital on acceptable terms. The inability of current and potential customers to pay us for our products and services may adversely affect our earnings and cash flows.

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

We must obtain governmental licenses to possess and use radioactive materials, including isotopes of uranium, in our fuel fabrication facility operations. Failure to obtain or maintain, or delays in renewing, such licenses could impact our ability to fabricate TRISO-X fuel for our customers, who will initially be reliant on us for TRISO-X fuel, and have a material adverse effect on our business, financial condition and results of operations.

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

The NRC has the authority to issue notices of violation for violations of the Atomic Energy Act of 1954, as amended (the “Atomic Energy Act”), NRC’s regulations and conditions of licenses, certificates of compliance, and orders. The NRC has authority to impose civil penalties (the maximum amount of which is subject to adjustment annually to account for inflation) or additional requirements and to order cessation of operations for violations of these requirements. Penalties under the NRC regulations and applicable agency guidelines could include substantial fines, imposition of additional requirements, or withdrawal or suspension of licenses or certificates. Any penalties imposed on us could adversely affect our results of operations and liquidity. We have been, and may in the future be, subject to NRC inspection findings and corrective actions in connection with construction activities at TX-1 and any future fuel fabrication facilities. The NRC also has the authority to issue new regulatory requirements or to change existing requirements. Changes to the regulatory requirements also could adversely affect our results of operations and financial condition.

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

The Xe-100 design has not yet been approved or licensed for use at any site by the NRC or any other national regulatory body other than in connection with the Construction Permit at Dow’s Seadrift site in Texas, and approval or licensing of these designs is not guaranteed. In addition, following issuance of a Construction Permit from the NRC, before operations can begin, a separate operating license needs to be obtained from the NRC. Under the Atomic Energy Act and the implementing NRC regulations, members of the public, including state, local or tribal governments, have the right to request a public hearing or file a petition to intervene in connection with the NRC’s review of a license or permit application. Such requests may oppose the issuance of a license or permit in whole, or challenge specific aspects of the application or the NRC’s review. These proceedings can be complex and time-consuming, requiring the devotion of significant management attention and incur substantial legal and technical expenses to prepare responses, participate in hearings and address intervenor contentions. These proceedings may also delay or prevent the issuance of required Regulatory Approvals for any of our or our customer’s projects, including our fuel fabrication facilities or a customer’s Xe-100. The outcome of such proceedings is inherently uncertain and could result in the imposition of additional licensing conditions, or, in some cases, the denial of a Regulatory Approval. Any such delays or adverse outcomes could materially affect the timing, cost and feasibility of the projects and operations. Additionally, these hearing processes may also have adverse impacts on the local population’s perception of the safety of our facilities adversely impacting their timely deployment and efficient operations.

For example, Waterkeepers, an advocacy group, filed a petition to intervene and request a hearing in connection with the application for a construction permit for one of our customer’s projects. The petition challenged certain safety and environmental findings contained in the construction permit application. While the NRC’s Atomic Safety and Licensing Board initially admitted for litigation two contentions concerning financial qualifications in January 2026, it ultimately denied Waterkeepers motion to file a new contention, granted our customer’s motion to dismiss and terminated the proceeding in June 2026. While this proceeding was ultimately dismissed, future intervention petitions or similar challenges to regulatory approvals for our projects or our customers’ projects could result in significant delays, increased costs, or denial of necessary permits and licenses, which would materially adversely impact our business.

We are also subject to Canadian regulatory approval processes for a portion of our business seeking approval in Canada. We must work through material parts of the Canadian review processes and engage with the Canadian Nuclear Safety Commission to address technical, policy, and programmatic matters ahead of formal application reviews for new projects.

To date, the Xe-100 has not yet been licensed, certified or approved by the U.S. NRC, U.K. Office for Nuclear Regulation (“ONR”) or the Canadian Nuclear Safety Commission (“CNSC”), and no currently operating NRC or CNSC-regulated reactor uses high temperature gas-cooled reactor technology or our TRISO-X fuel. In June 2026, we submitted an application to enter the United Kingdom’s Generic Design Assessment process for our Xe-100 and the application was accepted in September 2026.

If the NRC, ONR or CNSC disagrees with our, or our customers’, licensing approach or the technical bases supporting the nuclear safety and environmental impact evaluations, the construction and operating license application processes could take longer than expected, or a license may not be granted at all, which would materially and adversely affect our business. Further, the NRC or CNSC could impose conditions in a license that are not favorable or acceptable to us or our customers, which could materially and adversely affect our business. Any delays, conditions or unexpected requirements may increase costs for us or our customers and may result in uncertainty regarding the ability to deploy our technology in a predictable way, which may adversely impact our competitiveness.

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

Any unavailability, reduction, or elimination of government and economic incentives and credits because of policy changes, or the reduced need for such incentives and credits due to the perceived success of nuclear energy or other reasons, may result in the diminished competitiveness of the alternative fuel and nuclear energy industry generally or our reactors, our fuel and services in particular. Any of the foregoing could materially and adversely affect the growth of the alternative fuel markets and our business, prospects, financial condition, results of operations, and cash flows.

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

Risks Related to X-energy’s Capital Resources

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

(iii) (a) the share of tax basis (including under Sections 734(b), 743(b) and 754 of the Internal Revenue Code of 1986, as amended, (the “Code”) and Section 1.743-l(h) of the Treasury Regulations and, in each case, the comparable sections of U.S. state and local tax law) of certain of the assets of XERC and each of its direct or indirect subsidiaries that is treated as a partnership or disregarded entity for U.S. federal, and applicable state and local, income tax purposes (but excluding any such subsidiary to the extent it is directly or indirectly held by or through any entity treated as a corporation for U.S. federal, and applicable state and local, income tax purposes) that are amortizable under Section 197 of the Code or that are otherwise amortizable or depreciable for U.S. federal income tax purposes, in each case, attributable to the Common Units acquired by us from the Blocker Companies in the Blocker Mergers and (b) net operating losses (and carryforwards thereof), capital losses (and carryforwards thereof), disallowed interest expense carryforwards under Section 163(j) of the Code and credit carryforwards of the Blocker Companies relating to taxable periods ending on or prior to the date of our initial public offering, but, in the case of clause, (b) excluding any tax attribute of a Blocker Company that is used to offset taxes of such Blocker Company, if such offset taxes are attributable to taxable periods (or portion thereof) ending on or prior to the date of the Blocker Mergers (“Blocker Tax Attributes”); and

(iv) Interest Deductions (as defined below).

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

The X-energy Founder and certain of their affiliates beneficially own over 20% of the combined voting power of our Class A common stock or Class B common stock. Each share of Class A common stock entitles the holder to one vote per share and each share of Class B common stock entitles the holder to one vote per share on all matters on which shareholders are entitled to vote generally. The Continuing Equity Owners, including the X-energy Founder and certain of their affiliates, own approximately 27.2% of the Common Units.

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

On July 4, 2025, the President signed into law the OBBBA, a sweeping tax and spending law that makes permanent many provisions of the 2017 Tax Cuts and Jobs Act, while introducing new tax policies and restructuring others. While certain provisions are favorable to us, such as modifications to corporate tax rates, deductions, credits, treatment of foreign income, and expensing rules, others introduce new complexity and audit risk. We will continue to monitor the potential impact of the OBBBA. Because tax laws are dynamic and often retroactive or uncertain in interpretation, projected tax liabilities may differ significantly from eventual obligations. The net impact remains uncertain, and misapplication of the new rules could lead to materially adverse outcomes.

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

All of the shares of Class A common stock sold in our IPO, including under the Directed Share Program, are freely tradable without restrictions or further registration under the Securities Act except that any shares held by our affiliates, as defined in Rule 144 under the Securities Act (“Rule 144”), would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below. The lock-up period under market standoff agreements or lock-up agreements with the underwriters involved in our IPO ended on September 1, 2026. Any transaction or derivative transaction involving shares of our Class A common stock, or any perception by the market that such transaction may occur, could cause our stock price to decline.

Holders of our Class B common stock also hold and have rights to redeem XERC common units (“XERC Common Units”) for shares of our Class A common stock. Each holder of our Class B common stock holds an equal number of XERC Common Units. Subject to the terms of XERC’s Eighth Amended and Restated Limited Liability Company Agreement, such holders have the right to have XERC redeem their XERC Common Units for shares of Class A common stock on a one-for-one basis. Upon any such redemption or exchange of XERC Common Units, the corresponding shares of our Class B common stock held by such holder is required to be surrendered and immediately canceled. As of November 9, 2026, we have 108.7 million shares of our Class B common stock outstanding.

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

The material weakness described above was not remediated during the year ended December 31, 2025 or during the nine months ended September 30, 2026, and if not remediated in the future, could result in a misstatement of one or more account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

As a public company, beginning with our second annual report, we will be required, pursuant to Section 404(a) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for each Annual Report on Form 10-K we file with the SEC. This assessment includes disclosure of any material weaknesses identified by our management in internal control over financial reporting. Though we are not required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404(a) until our second annual report, we are required to disclose material changes made in our internal control over financial reporting on a quarterly basis. In the future, when we are no longer an emerging growth company and are otherwise required to comply with Section 404(b), our independent registered public accounting firm will also be required to attest to the effectiveness of our internal control over financial reporting in each Annual Report on Form 10-K to be filed with the SEC pursuant to Section 404(b) of the Sarbanes-Oxley Act. Failure to comply with the Sarbanes-Oxley Act could potentially subject us to sanctions or investigations by the SEC, Nasdaq or other regulatory authorities, which would require additional financial and management resources. Compliance with Section 404 of the Sarbanes-Oxley Act requires that we incur substantial costs and expend significant management efforts.

The process of designing and implementing internal control over financial reporting required to comply with the disclosure and attestation requirements of Section 404 of the Sarbanes-Oxley Act is and will continue to be time consuming and costly. If, during the evaluation and testing process we identify additional material weaknesses in our internal control over financial reporting or determine that the existing material weakness has not been remediated, our management will be unable to assert that our internal control over financial reporting is effective and our independent registered public accounting firm may conclude that there are material weaknesses with respect to our internal control over financial reporting. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common stock could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC, or other regulatory authorities, which could require additional financial and management resources.

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

As a public company, we incur, and particularly after we are no longer an emerging growth company will incur, significant legal, accounting, and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies, including the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives.

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

For as long as we continue to be an emerging growth company, we may also take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including presenting only limited selected financial data and not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. As a result, our shareholders may not have access to certain information that they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if our total annual revenue exceeds $1.235 billion, if we issue more than $1.0 billion in nonconvertible debt securities during any three-year period, or if before that time we are a “large accelerated filer” under U.S. securities laws. We cannot predict if investors find our Class A common stock less attractive because we rely on these exemptions. If some investors find our Class A common stock less attractive, as a result, we may have a less active trading market for our Class A common stock and our share price may be more volatile.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Sales of Unregistered Securities

In reliance upon an exemption from registration under Section 3(a)(9) of the Securities Act, during September 2026, a non-affiliate Continuing Equity Owner redeemed its XERC Common Units for shares of the Company’s Class A Common Stock in accordance with the terms of XERC’s Eighth Amended and Restated Limited Liability Company Agreement. As a result, the Company issued 10.2 million shares of Class A Common Stock and the corresponding shares of Class B Common Stock held by the holder were surrendered. No commission or other remuneration was paid or given directly or indirectly for soliciting the exchange of these securities.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description	Form	File Number	Date of Filing	Exhibit/Annex Number Reference
3.1	Amended and Restated Certificate of Incorporation of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.1
3.2	Amended and Restated Bylaws of X-Energy, Inc.	S-8	333-295358	4/28/2026	3.2
10.1†*	Form of Restricted Stock Unit Award Agreement under X-Energy, Inc. 2026 Equity Incentive Plan
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

X-ENERGY, INC.

Date: November 12, 2026	By:	/s/ Daniel Gross

Daniel Gross

Chief Financial Officer

(Authorized Officer and Principal Financial Officer)